Form 10-Q/A
period 2010-09-30
ABC Acquisition Corp 1502
filed 2010-12-14
CIK 1501017

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of December 14, 2010, there were 35,000,000 shares of common stock, par value $0.0001, issued and outstanding.

ABC Acquisition Corp 1502

FORM 10-Q/A

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

ABC ACQUISITION CORP 1502
(A Development Stage Company)
BALANCE SHEET
September 30, 2010

ASSETS

Current Assets:
Cash	$3,600
Total Current Assets	3,600

TOTAL ASSETS	$3,600

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable	$2,625
Total Current Liabilities	2,625

Other Current Liabilities:
Due to shareholder/officer	1,450
Total Other Current Liabilities	1,450

Total Liabilities	4,075

Stockholder's Equity:
Preferred Stock par value $0.0001; 100,000,000 shares authorized; none issued and outstanding
Common Stock par value $0.0001; 400,000,000 shares authorized; 35,000,000 issued and outstanding on June 30, 2010	3,500
Deficit accumulated during the development stage	(3,975)
Total Stockholders' Equity	(475)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,600

The accompanying notes are an integral part of these financial statements.

ABC ACQUISITION CORP 1502
(A Development Stage Company)
STATEMENT OF OPERATIONS

		Inception
	For three	(April 12, 2010)
	months ended	to September
	September 30, 2010	30, 2010
Operating Expenses:
General and administrative	$1,370	3,975
Total Operating Expenses	1,370	3,975

Loss Before Income Taxes	(1,370)	(3,975)
Income Tax Provision	-	-

Net Loss	$(1,370)	(3,975)

Earnings (Loss) Per Share:
Basic and Diluted	$-	-

Weighted Average Shares Outstanding:
Basic and Diluted	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements.

ABC ACQUISITION CORP 1502
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM APRIL 12, 2010 (INCEPTION) TO SEPTEMBER 30, 2010

			Deficit
			Accumulated
			During the
	Common Stock		Development
	Shares	Value	Stage	Total

Balance, April 12, 2010	-	$-	$-	$-

Issuance of Stock at $0.0001, April 15, 2010	35,000,000	3,500	-	3,500

Net Loss	-	-	(3,975)	(3,975)

Balance, September 30, 2010	35,000,000	$3,500	$(3,975)	$(475)

The accompanying notes are an integral part of these financial statements.

ABC ACQUISITION CORP 1502
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
SEPTEMBER 30, 2010
		Inception
	For three	(April 12, 2010)
	months ended	to September
	September 30, 2010	30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,370)	$(3,975)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable	470	2,625
Net Cash Used In Operating Activities	(900)	(1,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder/officer	900	1,450
Proceeds from sale of common stock	0	3,500
Net Cash Provided by Financing Activities	900	4,950

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	3,600

CASH AND CASH EQUIVALENTS:
Beginning of the Period	3,600	-

End of the Period	$3,600	$3,600

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

                We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing Business Transactions for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  We anticipate that, with funding from our founder, Mr. Nitin Amersey, the Company’s current assets will be sufficient to meet the costs necessary to investigate and analyze potential Business Transactions.  Mr. Amersey has given us his firm promise that he will fund us for the next 12 months. The firm promise given by Mr. Amersey to fund us is not however a binding commitment, and thus, is not legally enforceable against Mr. Amersey under Nevada law.  It is in Mr. Amersey’s sole discretion to elect not to continue funding us, and accordingly, the capital required by us to conduct our business for the next 12 months is not secure.  Furthermore, the discontinuance of funding by Mr. Amersey could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities and Exchange Act of 1934.   We have not at this point discussed with Mr. Amersey a maximum funding amount or general terms of any loans provided to us.

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

ABC Acquisition Corp 1502

Dated: December 14, 2010	By:	/s/ Nitin Amersey
Nitin Amersey
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

