Form 10-Q/A
period 2010-09-30
ABC Acquisition Corp 1502
filed 2011-02-01
CIK 1501017

          U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

As of February 1, 2011, there were 35,000,000 shares of common stock, par value $0.0001, issued and outstanding.

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $3,975 from inception and has a working capital and stockholder’s deficiency of $3,975 at September 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain funding from its principal stockholder and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                 We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because our financial statements included with our Form 10-Q filed on November 15, 2010 were improperly formatted (they did not comply with Instruction 1 of Rule 8-03 of Regulation S-X) our disclosure controls and procedures were not effective as of that date.

                We believe that we have now taken appropriate remedial action to improve the effectiveness of our disclosure controls and procedures, including taking corrective steps and establishing new oversight procedures.  Thus, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures will be effective on a going forward basis.

(b)  Changes in internal control over financial reporting.

                On December 14, 2010, we addressed our material weaknesses in internal controls over financial reporting by developing and instituting a written multi-step review process over our financial reporting which is designed to ensure that our financial statements comply with all applicable rules, forms, and regulations of the Securities and Exchange Commission.

               We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and we are committed to taking further action and implementing additional enhancements or improvements as necessary.

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

ABC Acquisition Corp 1502

Dated: February 1, 2011	By:	/s/ Nitin Amersey
Nitin Amersey
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

