Form 10-K
period 2010-12-31
ABC Acquisition Corp 1502
filed 2011-04-15
CIK 1501017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]         Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 000-54115

PARALLAX DIAGNOSTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2332860
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Canal Park, 5th Floor

Cambridge, MA 02141

 (Address of Principal Executive Offices)(Zip Code)

(617) 209-7999

(Registrant’s telephone number, including area code)

ABC Acquisition Corp 1502

300 Center Ave. Ste. 202 Bay City, MI 48708

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐          No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐          No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒          No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2010, was $3,500.00 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 15, 2011, the registrant had 28,000,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

PARALLAX DIAGNOSTICS, INC.

2010 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2010 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Parallax Diagnostics, Inc.

(a)	Corporate History and Background.

We were incorporated in the State of Nevada on April 12, 2010.  Prior to the acquisition transaction described above under “Item 1.01” of this current report, our business purpose was to seek the acquisition of or merger with, an existing private company.  Accordingly, we were engaged in organizational efforts in order to put us in a position where we could seek to target and eventually acquire an existing private company.

On January 11, 2011 (the “Closing Date”), we entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Amersey Investments, LLC (“Amersey”), Parallax Diagnostics, Inc., a Delaware corporation (“Parallax”) and its sole shareholder, Montecito Bio Sciences, Ltd. (“Montecito”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, (i) we acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of our common stock, par value $0.0001 and (ii) Parallax merged with and into the Company whereupon the Company continued as the surviving entity and the corporate existence of Parallax ceased (the “Merger”).  Additionally, as further consideration for the share exchange and Merger and in accordance with the Shares Exchange Agreement, Amersey cancelled to treasury 28,000,000 shares of our common stock.

As a result of the transactions effected by the Share Exchange Agreement, (i) the former business of Parallax is now our sole business and (ii) there is a change of control whereby the former shareholder of Parallax, Montecito, will now own a controlling 75% ownership interest in the Company.

As a further condition of the Share Exchange Agreement, the current officers and directors of the Company resigned and J. Michael Redmond was appointed to serve as a Director and also as the CEO and President of the Company.  Additionally, Mr. Norman A. Kunin was appointed to serve as the Company’s CFO, Mr. Mike Contarino was appointed to serve as the Company’s Vice President and Dr. Roger Morris was appointed to serve as the Company’s Chief Science Officer.  Mr. Edward W. Withrow III, Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

Parallax was incorporated in the State of Delaware on December 30, 2008 under the name Roth Kline, Inc. Roth Kline, Inc. was renamed Parallax Diagnostics, Inc. on December 29, 2010.  Parallax was a development stage company whose principal line of business was in the bio-medical sector.  More specifically, Parallax was focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.

Please note that, except as otherwise indicated, the information hereinafter provided in this Form 10-K relates to the combined enterprises of Parallax and the Company after the Merger.

(b)	Business of Issuer.

Business Overview

We are currently headquartered in Cambridge, Massachusetts. On September 10, 2010, Parallax entered into an Agreement of the Assignment of Intellectual Property (the “Assignment Agreement”) and an Agreement of the License of Intellectual Property (the “License Agreement”) with Montecito.  Pursuant to the terms and conditions of the Assignment Agreement, Parallax acquired the right, title, and interest to certain FDA 510(k) cleared tests in the area of infectious diseases in consideration for the payment of $750,000 and the issuance of 1,500 shares of common stock of Parallax to Montecito.  Moreover, pursuant to the terms and conditions of the License Agreement, Parallax acquired an exclusive license to a suite of proprietary medical devices, tests and utility processes which include: Method of Producing a Plurality of Isolated Antibodies, Method of Producing Drugs, Targeting Moieties or Diagnostics, Method for Determining the Immune State of a Subject & Portable Apparatus for Improved Sample Analysis in the Territories of Use and in the Field of Use. Montecito’s desk-top analyzer and six of its tests are 510(k) cleared for commercial sale in the U.S.   The license was granted in consideration for the payment of a license fee of $750,000 and the issuance of 7,500 shares of common stock of Parallax to Montecito. We have recently initiated the development of a novel CD4 rapid point-of-care test for the monitory of immune status in a patient.  The foregoing summaries of the Assignment Agreement and License Agreement are not complete and are qualified in their entirety by reference to the complete text of the Assignment Agreement and License Agreement, which are attached hereto as Exhibits 10.1 and 10.2, respectively.

In recent years, there has been a continuing shift from the use of laboratory-based analyzers to more technologically advanced point-of-care tests that can be performed in a matter of minutes. Unlike the centralized clinical laboratory segment, which is mature and highly competitive, the point-of-care market is still a relatively early stage market. Although certain simple single analyte diagnostic tests have been developed, such tests have remained incapable of precise and highly sensitive quantitative measurements. As a result, medical tests that require precise quantization of the target analyte have remained the domain of immunoassay analyzers. We believe that there is significant market potential for advanced point-of-care diagnostic products that provide quick and accurate diagnosis during a patient visit, shortening the decision time to medical intervention and minimizing the need for additional patient follow-up, thereby reducing overall health care delivery costs.

We believe that there is enormous growth opportunity for the exploitation of the Target System platform in developing nations and regions such as Africa, India, South America, Eastern Europe, Russia and Asia as well as developed markets of North America and Western Europe. One of the first initiatives to be developed for this market will combine the portable Target System Diagnostic Analyzer with two tests for the monitoring of AIDS/TB patients through the use of a proprietary rapid point-of-care immunoassay CD4 test that the Company has begun developing.

               Point-of-care diagnostic kits typically consist of test strips that the health care provider tips with a swab sputum or finger-stick of blood and inserts into a hand-held device for near-immediate answers to yes-no, high-low questions.  They are simple to use and cheap, fast, disposable and reliable within an acceptable range. For the more quantitative and definitive antibody screening needed in most situations, though, a more substantial amount of blood must be sent out to a diagnostic lab, and hours or days later results from an enzyme-linked immunosorbent assay (ELISA) arrive. These tests are comparatively complex, expensive, and time consuming; only centralized diagnostic facilities can manage sample handling and the cost of instruments and reagents.  A point-of-care instrument that has the advantage of a test strip device in terms of ease of use and rapid results along with ELISA-like capabilities for major diseases would circumscribe diagnosis routinely within the course of a patient visit. That would revolutionize diagnostic practices. We have developed just such a device that we intend to sell to doctors and health care providers through our sector-specific subsidiaries.

                Our FDA 510(k) cleared desktop analyzer and hand-held immunoassay system incorporates a unique flow-through rapid antigen test platform configuration to produce high-performance quantitative blood test results with the ease of use of rapid qualitative diagnostic strips.  The technology, the Target System, consists of a unique disposable cartridge with preloaded reagents capable of testing a multiple test markers and a desktop diagnostic analyzer and hand-held hardware unit similar in size to a mobile phone/PDA.  The Parallax device requires a finger-stick of blood and provides results in minutes.  The simplicity of the fully loaded disposable test cartridge and subsequent ease-of-use alleviates the regulatory burden on the physician or hospital, which for a quantitative test, is required to have qualified staff draw blood, subsequently spin down the collected sample to obtain serum, and utilize the necessary reagents to conduct the test.

The Target System Diagnostic Platform is a Controlled Flow-Through Rapid Immunoassay Test, offering an array of improved modifications and features to the traditional Flow-through Immunoassay Test. With its Platform uniformity, patented vacuum pump, absorption layer for sample overflow, and complete compatibility with our optic reader, the Target System Diagnostics Platform is a unique collection of tests for qualitative and quantitative detection of conditions.

The Target System Diagnostic’s "Vacuum Control Flow Device" unique vacuum pump action reduces test time and ensures maximum contact with the membrane antibodies.  This patented collection device is virtually unlimited in the number of tests that can be incorporated.  Through a modification to existing FDA 510(k) clearance, the device is ideally suited for rapid FDA Clearance of all new tests that may be introduced.

Our products include a FDA-cleared desktop test reader and more than a dozen FDA 510(k) cleared tests. We own a number of patent applications protecting the underlying technology as well as methods for future test development.

We have initiated the development of the first CD4 monitoring rapid test that it believes will revolutionize the testing, monitoring and treatment of AIDS victims in developing economies such as South Africa, Sub-Saharan countries, India and other nations struggling to deal with the treatment of AIDS.  The CD4 monitoring test is being developed in conjunction with research leaders in the AIDS community.

Products

Desktop immunoassay quantitative and qualitative analyzer

The Desk-Top Analyzer is 510(k) cleared and capable of rapidly detecting Quantitative data for the existing FDA-cleared Target system tests.

Value Proposition

  Multiple light source system providing: Variable Light Wave Analysis into the Infra-Red Spectrum. The higher the spectrum of light means the smaller the analyte that may be identified. It also allows for very specific test development, without having to develop a new analyzer to read the results.

  Field upgrades made through memory chip (SIMMs) or Flash memory stick allows for easy tracking of tests performed (HIPPA compliant, anonymous test results for tests performed per analyzer).

  The same Analyzer is used for all Target System Tests providing for training personnel once and consistent test reading results for either Qualitative or Quantitative Testing.

  When hooked to a printer our Reader can give printed results for any Target System Test, Qualitative or Quantitative, when required.

  Low entry cost for new test development and analysis do to multiple Target Test platform uses. Development only includes algorithm (software for quantitative reading) and substance tested for.

Next Generation Target System Analyzer; Mobile Analyzer

The next generation Target System Analyzer currently under development is comprised of a highly portable, small, and rapid testing format in conjunction with a mobile, hand-held data acquisition and test reading device. The mobile analyzer is a re-engineered version of our previously FDA-approved Desktop Analyzer. This innovative Hand-Held Analyzer allows for a fast (minutes instead of hours or days) performance of tests at the point-of-care, and requires only a Test Cartridge and a small number of ready-to-use solutions in preformatted quantities.

Moreover, the device includes the ability to store and transmit patient, test, and other data, with the ability of wireless data transfer.

The Hand-Held Analyzer is set to:

a)       Achieve a portable monitoring system, which is compatible with proven and reliable ELISA-based target system technology proprietary to Parallax in its licensed market.

b)       Expand readout capabilities to provide a mobile testing and monitoring platform.

c)       Increase the economy of scale and scope of the diagnostics and monitoring platform by the development of additional utility of the device without redundant infrastructure investments (additional data acquisition of patients, additional tests for other, predominant diseases).

The Hand-Held Analyzer

Whether searching for markers in the blood stream, diagnosing a pathogen in urine, the Parallax Diagnostics, Ltd. Hand-Held Analyzer is a cutting edge portable tool for rapid diagnostics. The Hand-Held Analyzer provides a profound improvement in point-of-care diagnostics and applications in countries with limited health care infrastructures and geographic limitations, both of which are of paramount importance in the combat against infectious diseases and in the fight against proliferation of endemic and pandemic diseases. The basic design of our Hand-Held Analyzer is based on the 510(k) cleared technology employed in our Desktop Analyzer and is compatible with existing Test Cartridges. However, a number of innovative features have been integrated into the design to meet customer and patient needs.

  High Infrared Light Spectrum: Multiple light source system providing: Variable Light Wave Analysis into the Infra-Red Spectrum. This diversity in light source and detection allows for the simultaneous identification and diagnosis of a broader spectrum of different targets within the same sample and assay. It also allows for very specific test development, without having to develop a new analyzer to read the results.

  Easy Field Upgrades: Field software upgrades made through memory chip (SIMM) or Flash memory stick allows for easy tracking of tests performed (HIPPA compliant, anonymous test results for tests performed per analyzer).

  No Change of Equipment: The same Analyzer is used for all Target System Tests (example: Cardiac Panel) and can be used on all future tests, this provides for training personnel once and consistent test reading results on an easy to read LCD screen.

  Printer Hook-up Capability: When hooked to a printer, our Reader can give printed results for any Target System Test, Qualitative when written results must be stored with original test for HIPPA and other compliance issues or Quantitative viral load or measured amount analysis must be printed and maintained in the patient chart folder.

  Low Entry Cost for New Test Development and Analysis: Due to multiple Target Test platform uses, development only includes algorithm (software for quantitative reading) developed against certified lab samples of variable quantity of substance or viral load to be tested. A new analyzer does not have to be developed for different samples types (blood, serum, plasma, urine, soil or human skin).

  Safety, Security and Accuracy by design: For all tests, our bar code activation system identifies the test to be analyzed, allowing only those medical personal that possess that test to be aware that it is available. Without the specific Target System Test Cartridge read by the bar code reader, the Analyzer will not calibrate to that Test. This precludes mistakes by the user or erroneous results by the reader.

Each test cartridge bar code must be read to initialize the Analyzer and load the appropriate algorithm from the software table. This provides a level of security for “Specialized” tests created for Bio-Terror applications which eliminates a separate specialized reader for government purposes. The Target System Analyzer can be configured with or without a desk-to-docking station. The docking station provides a stationary platform when in use in an office or non-mobile application. It also provides the user to set up multiple tests samples while the analyzer is processing tests.

Summary

The continuity of platform upgrades and the continuous development of new tests based on an increasing Point-of-Care Market Paradigm points to the Target Quantitative Analyzer as a low cost alternative to large laboratory analyzers and specialized training of personnel on multiple machinery.

The ultimate value to the clinician or the attending physician is the ease of use, reproducibility and the history of accuracy of this type of Rapid Immuno-Assay principle in the area of quantitative analysis.

The Hand-Held Analyzer was specifically designed to work with our patented Target System Diagnostics Platform to provide reliable quantitative results within minutes, right at the point-of-care or site of testing.

Test System Cartridges & Assays

The Target System Diagnostic Platform has been specifically designed for the point-of-care and ambulatory use and incorporates a revolutionary single-use disposable cartridge that provides accurate results in minutes. The Target System is a controlled flow-through rapid antigen test utilizing a 510(k) cleared medical device platform called the Target System.  The proprietary Target System family of tests encompasses a number of diagnostic tests ranging from Infectious Disease Diagnostics to cardiac tests.

A core component of the Target System Diagnostic Platform is the Test Cartridge. Our Vanguard Test Cartridge has a flow-through design allowing any prepared sample to be applied to a membrane system, thereby facilitating rapid absorption, test solution application, and test development in one single device. The Test Cartridges can be used with samples derived from different biological origins including whole blood, urine, serum, or fecal specimens. The Test Cartridges are less than two inches tall and can be transported easily over long distances and in large numbers. The Test Cartridge is proven in diagnostic laboratories and, as such, all tests are adapted to this format.  Our platform utilizes a patented vacuum technology to deposit specimen samples uniformly on test membranes.  Excess specimen absorption is built in.

Target Antigen Detection System (TADS)

This engineering foresight in design provides the clinician with process controls not available with other rapid test devices.

This patented platform provides tremendous flexibility in sample requirements, clinician training and result interpretation. The “train once” system means the clinician can now perform a number of single use tests on a wide variety of conditions with the interpretation of results consistent through the platform paradigm.

Example of a specific test:

Cytomegalovirus

Cytomegalovirus (CMV) is a human viral pathogen belonging to the Herpes virus family. Infection in humans is widespread and usually results in asymptomatic disease. The CMV test is a solid-phase enzyme immunoassay (EIA) for the detection of antibody to CMV. Inactivated whole CMV virus is immobilized on the test membrane (containing an anti-CMV antibody) as specimen is drawn through the membrane. A second antibody to CMV is applied and captured by the membrane-bound antigen. After washing the membrane to remove unbound antibody, an anti-human antibody-alkaline phosphate enzyme-conjugate, is applied. The conjugate binds to the second CMV antibody. Unbound conjugate is removed by washing and a color development solution is added. The appearance of a dot or a line on the membrane indicates the presence of the second CMV antibody and hence the presence of CMV in the specimen.

Application Flexibility Ubiquity & Interoperability

Incorporated in the design paradigm of the controlled flow system is the ability to rapidly adapt the device to new infectious disease threats.

This flexibility in a device provides for a cost effective and rapid response for the primary care physician, trauma care nurse, emergency response providers.

Medical diagnostics, health monitoring or emergency responses are currently limited by the time it takes to recognize a potential threat and the time it takes to obtain a proper result from a testing laboratory. For example, the duration from a 911 call to the appropriate diagnosis of a possible heart attack of a patient is more than one hour, the most crucial time in treatment to prevent long-term damage to a heart disease victim. On the contrary, a large number of heart attack victims, predominantly women that do not exhibit the “standard” symptoms of heart attacks are released from the ER without even being diagnosed appropriately. In other situations, e.g., ambulant services to potentially HIV positive individuals, testing is never performed in the time-frame available, and thus patients are never informed about their condition. These examples can be expanded to environmental testing and the occurrence of a toxic spill or the contamination with biological weapons like anthrax. Food contamination has become a serious health and security risk. Most recently a large contamination of pet food from China led to disclosures of certain “non-animal” food sources in China exporting their contaminated food. In these cases, laboratory testing often takes days, if not weeks. In all of these situations, a point-of-care diagnostic or testing system would provide the ability to largely eliminate the current threat or to minimize the adverse consequences of an emergency.

Ease of Use

This patented platform provides tremendous flexibility in sample requirements, clinician training and result interpretation. Our train once system means the clinician can now perform a number of single use tests on a wide variety of conditions with the interpretation of results consistent through the platform paradigm. The “while you watch” speed of the test development, results in a significant cost saving in time and training.

Unlimited Application and Economy of Scale

The unique vacuum pump action reduces test time and ensures maximum contact with the membrane antibodies. This patented collection device is virtually unlimited in the number of different tests that can be incorporated. Through a modification to existing FDA 510(k) clearance, the device is ideally suited for rapid FDA clearance of all new tests that may be introduced. The economy of scale is provided to health care provider or any other customer group by being able to utilize a single test system for multiple tests with varies little variance in training needed. A clinician can move from one test to the next in a matter of minutes.

Furthermore, the capability of acquiring and transmitting patient related data in addition to the tests performed at the point-of-care enable the Hand-Held Analyzer to become the central diagnostic device in a decentralized, patient oriented, and cost-conscious environment to provide or maintain a high level of health care in the face of threatening epidemics.

Safety and Accuracy by Design

For all tests, our bar code activation system identifies the test to be analyzed, allowing only those medical personal that possess that test will be aware that it is available. Without the specific Target System Test Cartridge, read by the bar code reader, the Analyzer will not calibrate to that Test. This precludes mistakes by the user or erroneous results by the device.

Each Test Cartridge bar code must be read to initialize the Device and load the appropriate algorithm from the software table. This provides a level of security for patient related tests and eliminates errors based on operator’s mistakes.

We provide a combination of innovative, fast, and inexpensive diagnostic and testing products with a highly mobile data collection and transfer test reader. In this regard, the Target System is suitable for rapid, point-of-care testing in almost every environment, which includes emergency situations, remote locations within the US as well as other parts of the world, immediate response teams, personal testing in a home setting, and many more.

Advantageously, many different tests can be performed using the same reader, e.g., either the Target System Desktop Analyzer or the Hand-Held Device, at any location.

Target System Development Outline

The Target System development process set forth by us will be instituted by all of the sector-specific spin-off companies as part of the Target System License that they will operate under.  Below is an overview of some of the standards under which our licensees will operate.  We will reserve the right to manufacture the tests and deliver them to our licensees.

The Target “Operator Controlled” Flow through Qualitative and Quantitative single use device as outlined below has been analyzed and deemed to have a product life cycle of 5 to 10 years per test and a new product development cycle of 60 to 120 days per non specialized (bio-hazard) test. This combination of product life per test and short development cycle means the new tests contemplated will spend more time in the sales cycle compared to their development cycle.

New product Identification methods

The product platform as discussed herein is broken down into three categories and their associated sub-groups. The categories are:

1.             Qualitative

2.             Quantitative

3.             Specialized

Qualitative, Quantitative and Semi-Quantitative Test possibilities meeting the new product screening criteria:

Infectious or highly contagious diseases:

a)       Trichomoniasis

b)       Chlamydia

c)       Gonorrhea

d)       Genital herpes (herpes simplex virus of JSV)

e)       Genital warts (human papilloma virus or HPV)

f)        Hepatitis B

g)       H. pylori

h)       Human immunodeficiency virus (HIV)

i)         Lyme Disease

j)        Rocky Mountain Spotted Fever

k)       West Nile

l)         Asian Bird Flu

Raw substances for the above can be readily purchased by us and incorporated into the Target Platform. All of the above testing areas of medical diagnostics, are targeted as important to both governmental (FDA, WHO, NIH and CDC) and medical industries.

This in no way represents the complete segment of Qualitative or Semi-Quantitative tests available for rapid development on the Target Platform. They are examples of our “Rapid to Market” and “Rapid Clearance” ability based on our existing platform approval record.

New Product Identification

1.       Track all CDC, FDA, WHO, relevant reports of medical diagnostic requirements. Provide analysis of whether the test should be Specialized, Quantitative or Qualitative.

2.       Determine human capital requirements: project management, outsourcing needed political needs (if any) and social needs (affiliations with association or non-profit groups).

3.       Determine the market size and utilization of device needed to address identified diagnostic needs.

4.       Determine from source venders what antibodies and antigens are available to use in our device with minimal regulatory and manufacturing hurdles.

5.       Perform cost analysis of device manufacture, to include: regulatory application time estimates, clinical requirements, third party and vendor involvement for regulatory support.

6.       Identify and prepare pre-market distributor (government or commercial) analysis for market penetration time table and/or government contract fulfillment.

7.       Identify new partnership resources if necessary for specialty devices.

8.       On all Quantitative Devices we will determine the Bio-Hazard level at which we are to perform our algorithm development. For highly contagious diseases, we will outsource our complete process to a certified lab.

9.       In the development of standard quantitative test we will determine through the protocol process: how many tests must be performed for an I.R.B. for both the algorithm development (quantitative controls for each test process) and the accuracy of the variable light analysis.

10.    All new quantitative tests will be video-taped during algorithm development (light source verification and reflectivity of known sample), and equivalency testing (where we compare ours to another like kind device).

11.    All software developed for our tests, that are not modifications of existing source code, will be previewed via written outline to the FDA.

Details of Selected Existing Tests

Qualitative Analysis

The Hand-Held Analyzer in combination with Qualitative Diagnostics Tests detects the presence of specific markers and the results are indicated as positive or negative.  The Qualitative Diagnostic Specimen Collection Kits are all-inclusive and these tests can be administered and qualified without the need for any additional hardware.

                No other device on the market provides the clinician with a "point-of-care device controls" that remove the environmental variables associated with alternative rapid blood testing devices.

Infectious Diseases; Current FDA Cleared Tests

Rubella

                Rubella, German measles, is a highly contagious disease, which is generally transmitted by direct contact with infected persons. Rubella is generally a mild disease. However, when a pregnant woman becomes infected with rubella, the virus may infect the placenta, multiply and induce serious damage to the fetus.  Rubella and congenital rubella syndrome became nationally notifiable diseases in 1966. The largest annual total of cases of rubella in the United States was in 1969, when 57,686 cases were reported (58 cases per 100,000 populations). Following vaccine licensure in 1969, rubella incidence fell rapidly. By 1983, fewer than 1,000 cases per year were reported (<0.5 cases per 100,000 population).  A moderate resurgence of rubella occurred in 1990-1991, primarily due to outbreaks in California (1990) and among the Amish in Pennsylvania (1991). In 2002 a record low annual total of 18 cases were reported.

Rotavirus

                Human rotavirus is recognized as a major cause of gastroenteritis in infants, young children, and the elderly. During the winter months a portion of gastroenteritis in children is due to rotavirus infection. The disease manifests with the symptoms of vomiting, diarrhea, and fever. Rapid and accurate diagnosis is important to avoid inappropriate antibiotic therapy, provide proper treatment early, and to prevent spread of nosocomial infection.

Globally, rotavirus accounts for an estimated 125 million cases of diarrhea each year and represents 30% - 40% of hospitalizations for diarrhea in children less than five years. In developing countries, between 600,000 and 800,000 children die from rotavirus each year (or approximately 2,000 children each day.) This accounts for about one quarter of the deaths from diarrhea and about 5% of all deaths among children less than five years of age.

CMV- Herpes

Cytomegalovirus (CMV) is a human viral pathogen belonging to the Herpes family. Infection in humans is widespread and usually results in asymptomatic disease. However, severe symptomatic infections are a very significant risk in infants and Immuno-compromised individuals. An important primary source of such infection is via blood transfusion and allograft transfer. The serological status of donor and recipient is, therefore, important in patient management.

The United States is not unique in its high rates of CMV seroprevalence. Virtually every country in the world presents similar numbers. Since recurrences are often mild and few patients are aware that they are infected, the infection is likely to continue to rise at double-digit rates without an intervention.

Group A Streptococci: Strep A, Strep Throat, Necrotizing Fasciitis, impetigo

Strep throat is an infection of the pharynx (the part of the throat between the tonsils and the larynx) caused by streptococcus bacteria. The infection is spread by person-to-person contact with nasal secretions or saliva, often among family or household members. Even though the sore throat usually gets better on its own, people who have strep throat should take antibiotics to prevent some of the more serious complications of this infection, particularly acute rheumatic fever.

Approximately 15% of children who have a sore throat and fever are infected by Group A streptococci.  CDC estimates that approximately 9,100 cases of invasive GAS disease (rate: 3.2/100,000) and 1,350 deaths occurred nationally during 2002. Disease incidence was highest among children aged <1 year (6.9/100,000) and adults aged >65 years.

Infectious Mononucleosis: EB, Epstein-Barr Viral Syndrome, Mono

Infectious mononucleosis (IM) is a viral infection causing high temperature, sore throat, and swollen lymph glands, especially in the neck. The Epstein-Barr virus typically causes it. Infectious mononucleosis may begin slowly with fatigue, malaise, headache, and sore throat. The sore throat becomes progressively worse, often with enlarged tonsils covered with a whitish-yellow fibrinous exudate. The lymph nodes in the neck are frequently enlarged and painful. Symptoms of mononucleosis gradually subside over a period of weeks to a month. The disease is generally self-limited.

Quantitative Analysis

The Parallax Hand-Held Analyzer in combination with Quantitative Diagnostics Tests detects the presence and volume of specific markers with the results indicating definitive levels.

Our Diagnostic System’s patented vacuum, specimen filtration and excess specimen absorption built right in. Unlike other devices designed for urine or other highly viscous samples and adapted blood testing, the Diagnostic System has been engineered for blood testing first which allows the platform to be utilized for blood serum, urine, feces and similar biological samples. This engineering foresight in design provides the clinician performing the test with process controls not available with any rapid test device.

Qualitative & Quantitative

HIV 1 & 2

Today, 42 million people are estimated to be living with HIV/AIDS. Of these, 38.6 million are adults. 19.2 million are women, and 3.2 million are children under 15. During 2002, AIDS caused the deaths of an estimated 3.1 million people, including 1.2 million women and 610,000 children under 15. With the recent advent of Rapid HIV testing, HIV detection and prevention programs around the world have become increasingly effective by reducing their time and costs of detecting the virus, thus allowing for a far greater number of individuals to be screened. The FDA has approved several rapid Immunoassay tests for the detection of HIV, but none of these tests are designed for HIV 1 AND 2.  The current “rate” of these “rapid” tests is from 15 minutes to hours and only a few can produce results less than 15 minutes.

Pandemics & Epidemics

Strategy for marker based immuno assays for AIDS diagnostics, compatible with Parallax Technologies existing diagnostic technology and in development portable instrument platform.

AIDS Immune Status Value Proposition

Overview

The treatment of AIDS patients represents a challenge, in the developed world and much more so in developing countries. The current methodology to determine the status of an HIV-positive individual involves elaborate technologies to determine the immune status of an individual as well as the presence of the HIV virus in the individual’s blood (called the “viral load”).

Determination of the immune status is usually performed through so-called cell counts of T-cells, in particular the determination of CD4+ cell count or the relationship of CD4 and CD3 positive cells. This diagnostic procedure requires high-tech machinery (e.g. cell counters), and well educated laboratory personnel in a stationary laboratory setting. In addition, the cell counting method presently employed and defined by the Western medical community as the “Gold Standard” has shortcomings, which limit its reproducibility and reliability. These factors might cause changes in diagnostic procedures even within those communities in the future. The determination of the amount of virus populating the blood of a person infected with HIV is currently performed through quantitative PCR, again a method requiring stationary settings, as well as highly educated personnel and sophisticated machinery. These setting are usually not available in developing economies. While – in the Western economic environment - the medical care of HIV positive individuals and AIDS patients involves a combination of the above mentioned medical diagnostics in combination with additional, patient dependent procedures, the situation in developing countries looks to the contrary:

In South Africa, the country with one of the highest infection rates with HIV in the world, treatment is only available to a small number of infected people. Even under those medication-limited circumstances, treatment is usually administered without any diagnostic procedures concerning the immune status or the viral load of an individual in question – leading to unnecessary treatment of otherwise non-immuno-compromised individuals and the lack of treatment for others with AIDS at later progression. Countries like China have only recently begun to diagnose for HIV positive individuals – and have not moved into the AIDS diagnostic either. The same can be said for many other countries in Africa and Asia.

Requirements for “appropriate” AIDS diagnostics have been defined by many national and international, organizations, amongst them the WHO, under strong influence of scientists mainly from the US and the EU. These requirements have led to the above described situation in developing counties: NO appropriate diagnosis of AIDS patients caused by requirements that cannot be achieved under the given circumstances and a strong increase of HIV infection in most of these countries over the last years.

Furthermore, the lack of financial resources are limiting to the expansion of suitable points of diagnostics. Cell counts require elaborate machinery (like FACS or alike) and there are no low-cost or highly portable testing systems available to date. There is an overwhelming demand and urgent need to reduce the costs for cell counting or other methods to determine the immune status, and to increase their usefulness in non-laboratory settings.

                In addition, the geographic and social structures of many countries require a more point-of-care oriented approach, as opposed to the dominating centralized care found in highly populated countries in North America and Europe. Therefore, it would by highly desirable to reduce the measurements used as a guide for disease progression or treatment to more simple technologies, like an ELISA performed on a handheld device or similar.

For Parallax and our patented technology, as well as our efforts to design a handheld diagnostics device for optimal market use, this means:

a)       Development of an AIDS testing system which is compatible with proven and reliable    ELISA based target system technology.

b)       Expansion of the capabilities of our handheld device to provide a mobile testing platform.

c)       Increase the economy of the diagnostics platform by the development of additional utility of the device without redundant infrastructure investments (additional data acquisition of patients, additional tests for other, predominant diseases).

d)       Acceptance of the testing system as well as the platform within the medical community of African, Asian, and other countries with mounting problems in the field of HIV and other infectious diseases.

AIDS Diagnostics and Immune Status

The prerequisite for an economic, portable, and reliable AIDS testing system is the development of markers, which are reliable indicators for disease progression in AIDS. One approach would be the translation of the historically used cell count methods into such marker measurements, which would lead to a direct translation of existing medical decision processes using the direct marker assessments.

Our aim is to use markers for a diseases progression instead of using the cell count method that is associated with and based on those markers. This system will include – in an ideal case – quantification of CD4 protein in either total blood or CD3+ pre-selected cell populations. This quantification can directly be used to assess an individual’s immune status.

Expansion to viral load

The target system allows expansion of the AIDS-related testing to include determination of viral load in HIV-positive individual’s blood. Again, adopting a method outside of the existing “Gold Standards” would provide a large population in Africa, Asia, and other parts of the world with diagnostic services, which simply do not exist as of today. The viral load test follows the same basic principle as the CD4 test, and can be performed and read with exactly the same hand-held device.

Other diseases

Our testing system is not limited to HIV or AIDS diagnostics. The test format has been applied in the past to viral and bacterial infections (e.g., Rubella, Rotavirus, Strep. A), and can easily be adopted toward other epidemics. Diseases like malaria, cholera, hepatitis, yellow fever, or West Nile virus and other viral diseases present increasing health threats to large populations in the world, with major problems already at the stage of proper diagnosis.  We can adapt our testing devices to the rapid, simple, point-of-care diagnosis of almost all of these diseases without the requirement of additional equipment. The combination of a mobile, hand-held testing device with a large number of different tests provided by a family of cartridges will improve the ability of current health care and disease diagnostics in a fast majority of today underserved regions. In addition, the system also allows for the monitoring of environmental components influencing the health of populations, including the presence of toxins in soil and drinking water as well as contamination of food supply.

Market, Opportunities and Competition

The in vitro diagnostic market alone represents a $25 billion market worldwide. The trend is moving toward point-of-care (“POC”) diagnostics using systems and procedures, which do not require extensive laboratory equipment. Here, direct read-out technology will provide a suitable tool, which can be used in basically every environment. The growth in this market is expected to continue through the end of the decade. The roughly $4 billion point-of-care diagnostic market in the U.S. is expected to grow to more than $5.5 billion by 2009. Annual growth in the POC market is project to 27% over the next five years.

The point-of-care market includes hospitals, clinicians, laboratories, assisted living facilities, retirement communities and geriatric facilities and the international market. Our system provides the platform for the development of a series of quantitative tests for important diagnostic applications that can provide results at a patient's bedside, in a doctor's office, in the emergency room, in a clinic or in an ambulance.

Market Opportunities

In recent years, there has been a continuing shift from the use of laboratory-based analyzers to more technologically advanced point-of-care tests that can be performed in a matter of minutes. Unlike the centralized clinical laboratory segment, which is mature and highly competitive, the point-of-care market is still a relatively early stage market. Although certain simple single analyte diagnostic tests have been developed, such tests have remained incapable of precise and highly sensitive quantitative measurements. As a result, medical tests that require precise quantization of the target analyte have remained the domain of immunoassay analyzers. We believe that there is significant market potential for advanced point-of-care diagnostic products that provide quick and accurate diagnosis during a patient visit, shortening the decision time to medical intervention and minimizing the need for additional patient follow-up, thereby reducing overall health care delivery costs.

The two factors that are significant to the rapid growth of POC testing are technology advancements and health care economics. The development of new and improved technologies has resulted in the ability to make evidence-based medical decisions that improve patient outcomes and reduce patient acuity, criticality, morbidity and mortality.

Quicker diagnosis of infectious agents can also permit the earlier prescription of appropriate medications, thereby potentially shortening the duration of illness.

The commercial success of the current generation of small, simple to use diagnostic devices which provide rapid results in POC applications has been limited by their inability to provide precise, highly sensitive, quantitative measurement.  Our Target System technology addresses these limitations by applying sophisticated immunochemical and optical methods to detect and quantify virtually any analyte present in a liquid. Development data indicates that sensitivity will be comparable to expensive and complicated laboratory-based analyzers.

Additionally, the economic climate is driving significant changes in the manner in which patients will be tested and how results are delivered. Recent revisions to government regulations, together with growing patient and insurer pressures on hospitals and physicians have increased incentives to reduce overall patient healthcare costs while providing a higher level of care to a greater number of patients. One cost-cutting measure is to reduce the high cost of diagnostic testing carried out in central laboratory sites by increasing POC testing.

The Target System provides the platform for the development of a series of quantitative tests for important diagnostic applications that can provide results at a patient's bedside, in a doctor's office, in the emergency room, in a clinic, in an ambulance, on the battlefield, on site agri-business locations, rural and economically disadvantaged areas.

The Target System meets the POC diagnostic market criteria as follows:

•                     Rapid turnaround time

•                     Low volume preferably whole-blood sample

•                     Direct application of a non-critical volume or placement of sample directly into instrument

•                     Disposable device or minimal maintenance required

•                     Minimal technical expertise required

•                     Positive identification and specimen tracking strategy that eliminates specimen identification errors

•                     Simple "goof proof" strategy for recording collection time and result reporting

•                     Simple strategy for calibration and QC

•                     Transferability of data to the LIS or HIS

•                     Agreement of result with accepted "Gold Standard" tests

•                     Affordable cost

Point of Care Market Segmentation

The Solid Phase Immunoassay Market

The widespread usage of blood and other biological specimen tests checking for diseases and medical conditions, there is a growing need for new and better technologies to achieve fast and accurate results.  Though this type of testing has been an acceptable form of testing for certain conditions for quite some time, it has only been in the last twenty years that rapid, point-of-care, testing has become an acknowledged source of accurate information. With continuing breakthroughs in detectable markers in the body that can identify the presence of a growing number of diseases and conditions, coupled with the advancements in rapid detection technologies, the tools available to medical professionals is quickly becoming a booming industry.

Rapid Immunoassay Test Overview

The following summary is about rapid testing products, current paradigms and the most prevalent devices available today and their differences. The intent of this discussion is to enable the reader to distinguish between comparable devices and their intended uses. Included is a brief outline of current and future device applications and healthcare provider changes.

History

With the widespread usage of blood screening for diseases and medical conditions, there is a constant growing need for new and better technologies to achieve fast and accurate qualitative (yes or no) screening results. Though laboratory testing of blood samples has been an acceptable form of screening for certain conditions for quite some time, it has only been in the last twenty years that rapid, point-of-care, qualitative and semi quantitative (amount based on predetermined cutoff levels) screening has become an acknowledged source of accurate information.

The evidence of the widespread use of this technology and its cost savings to the public has been in the urine-based home pregnancy kit early detection devices sold in most retail drug stores. The other wide spread use of this rapid screening paradigm is the onsite screening for drugs of abuse for pre-employment and post accidents.  While both of these examples are based on urine as a test sample, many of the new rapid screening devices have been developed using the same processes and clinical techniques for blood samples.

Each of the screening devices described below have limitations in their utility and range of application.  Many were adopted from use in clinical laboratories and, when applied to point-of-care application, require special handling of the specimen samples (blood, urine, and feces) and decreased sensitivity and/or specificity.  When appropriate, these limitations have been included in descriptions of individual testing platforms.  Despite these limitations, the rapid increase in discovery of individual markers of disease processes coupled with the advancements in rapid detection technologies, has made these tools available to medical professionals on a wide scale and is quickly becoming a booming industry.

The advent of single and multi-light source reflectometer technology in small desktop or hand held portable units, the ability to accurately measure the progression or amounts of a possible infection or the body’s antibody response within the screened sample opens the door to a wide range of new possibilities in the point of care or field triage settings. The incorporation of these and other new technologies should provide a new tool for the primary care giver at a cost of both time and cost per test.

Lateral Flow Tests

A popular testing method used by both professional and over-the-counter tests, lateral flow tests is quick and efficient. Most home pregnancy tests utilize lateral-flow technology.

The typical finished product in general use encases all but the application pad in plastic with view openings for the test line or dot and the control line.

Depending on the specific test kit, a sample of urine, whole blood, blood plasma, and in some cases feces, may be mixed with diluting substances, reactive agents or other solutions that are provided for the conduct of the test. Most of the tests are classified as solid phase enzyme immunoassays (EIA).

In the case of the home pregnancy tests, urine is absorbed through the exposed sample application pad and is allowed (by natural wicking) to migrate to the analytical membrane and react with an embedded agent designed to change color if hormones associated with pregnancy are present in the urine. This is a direct specimen application and does not require dilution or other agents to be added for results to appear.

Lateral flow devices have been used for home pregnancy tests, drugs of abuse testing in clinical laboratories and, more recently, for home use. Manufactured in continuous membrane strips cut to the desired length and batch tested for accuracy, the manufacture of test kits is highly automated and inexpensive, making lateral flow tests well suited for mass market applications.

Lateral flow devices, however, can suffer in performance when the sample being tested is not handled within strict conditions. Test samples may be affected by environmental conditions (barometric pressure, temperature and humidity), thereby requiring special care in sample preparation, exact dilution controls and controlled time for the test to develop properly. Test development time, for example, can vary from a few minutes (3 to 5) for urine based tests and up to 20 minutes for whole blood or plasma.

Solid Phase Tests

Solid phase assays include the so-called "dipstick" or "dipstick comb" tests. As their title suggests, the detection materials are in a solid state affixed to a solid, non-porous base. The dipstick is then incubated with the patient specimen.

  Results: Approximately 1 hour or less
  Specimen Types: Urine, saliva, serum, plasma, or whole blood
  Sensitivity: Generally lower than flow through and lateral flow tests
  Advantages: Same patient can be tested for multiple parameters with a single assay

Agglutination

The basic principle of an agglutination assay is the formation of clumps (agglutination) of small particles coated with antigens when exposed to antibodies specific for the antigen. The test particles and the patient antibodies combine to form a visible precipitate.  This usually is observed under a microscope.

  Advantages: Low individual test cost, semi-quantitative results, and relatively short time to obtain results.
  Disadvantages: Results can vary as the test reaction depends upon careful control of the test reagents and environmental conditions.
  Sensitivity: Lower than flow through or lateral flow tests.

Flow Through Tests

The flow through device developed in the 1980’s represents an alternative method for rapid on-site performance of screening tests.  Positive, uniform deposition of test samples on a membrane containing selected diagnostic reagents provides for a flexible, inexpensive and reproducible platform technology to test for a large number of diseases.

Principle

The flow through test procedure consists of a vacuum device that deposits fluid containing the test sample through a porous membrane and into an absorbent pad. A second layer, or sub-membrane, inhibits the immediate back-flow of fluids, which can obscure results.

Functionality

The flow through platform technology can be used to detect both antibodies and antigens. To detect antibodies or antigens, the corresponding analyte is bound or immobilized as a dot or line on the membrane. This reagent "captures" the analyte as it is drawn through the membrane. To perform the test, a sample is applied to the membrane followed by a wash step, addition of the signal reagent, and a second wash to clear the membrane. The solutions can be added as rapidly as the previous liquids are absorbed into the cassette.

Earlier flow-through tests used enzyme immunoassay (EIA) principles to generate signal, but more recent tests have successfully used colored latex particles or colloidal gold.

The time it takes for a test to display results is subject to the viscosity of the sample, which can be affected by environmental conditions, such as humidity and barometric pressure, further interfering with the time the test takes is the amount of sample used.

Target Antigen Detection System (TADS) “Vacuum Control Flow Device”

This device is a radical departure from the standard devices typical to the rapid testing markets. The device is patented and part of the manufacturer’s qualitative and quantitative “Target System Diagnostics Platform” which offers an array of improved modifications and features to the traditional qualitative and semi-quantitative flow-through immunoassay test. With its platform uniformity, patented vacuum pump, absorption layer for sample overflow, and complete compatibility with single and multi-light source reflectometer technology, the TADS platform is a unique collection of tests for qualitative and quantitative detection of conditions.

TADS utilize a patented vacuum technology to deposit specimen samples uniformly on test membranes.  Excess specimen absorption is built in. TADS have been engineered for blood testing first which allows the platform to be utilized for urine and feces.  This engineering foresight in design provides the clinician performing with process controls not available with other rapid test devices.

This patented platform provides tremendous flexibility in sample requirements, clinician training and result interpretation. The train once system means the clinician can now perform a number of single use tests on a wide variety of conditions with the interpretation of results consistent through the platform paradigm.

Meeting needs in de-centralized or non-existing health care systems

Parallax mobile testing, data acquisition, and data transmission system meets the needs for diagnostics in particular in areas where either no structured health care systems exist or where – due to geographic nature and population density and distribution – a more decentralized approach is necessary. The highly mobile test reader can be used in basically all environments, and is suited to use power sources independent of an electric network (rechargeable batteries, solar panel, running on motor vehicle voltage and power supply). Furthermore, the tests can be performed within short time periods, and do not require the performing medical personnel, the physician, or the patient to return for test results or potential initiation of treatment.

Distribution

As we are still in the development stages and have not at this point in time commenced material operations, we have yet to develop methods of distribution for our products.

Suppliers

We rely upon the Myers-Stevens Group to supply all of our test cartridges materials used in association with the development of our products. We have entered into a written agreement with this supplier.  If the Myers-Stevens Group were to cease supplying test cartridges materials to us, our ability to develop our products may be adversely affected, and as such, we may be unable to meet our customer’s requirements.  This could result in significant loss of revenues and damage to our customer relationships, which could have a material adverse effect on our business, results of operations, and financial condition.

Research and Development Expenditures

We have not incurred any research or development expenditures during the last two fiscal years.

Competition

There are approximately 40 to 50 companies in the point-of care (“POC”) diagnostic industry in the U.S. and another 100 outside the U.S. The POC space can be broken down into various sub-sets such as molecular biologist developing reagents, and markers to diagnostic equipment and test development companies, as well as companies who do neither and focus on marketing tests, equipment and assays.  Most notably in the POC space are the large pharmaceutical companies such as Bayer, Roche, Abbot Labs and others.  Our specific competitive landscape is tied to our patent pending process involving our Hand-Held Analyzer and Targeted System In-Vitro Test.  There are a handful of companies developing mobile devices to perform a host of health industry-related services.  In the area of mobile diagnostics the field begins to shrink.  The industry has yet to develop a standardized platform for any device to be integrated into.  The goal of the Parallax Hand-Held Analyzer is to deliver a device that adds immediate value to health providers, patients and health insurance companies.  The Parallax engineer that was commissioned to develop the Parallax Hand-Held Analyzer was given a primary goal; create a mobile platform that could integrate and utilize the patented flow-through process of the Target System and offer the health provider a system that is fully interoperable and ubiquitous with an unlimited amount of in vitro tests.  There are other test platforms in the space but we have filed a patent on the process of the Parallax Hand-Held Analyzer and the Target System.  We believe that this is an extremely powerful barrier to entry in duplicating the Parallax model.  The delivery of additional tests into the specific model adds to the economy of scale built into the recently filed process patent.

Our innovative process for the development of new antigens, which is patent pending, will also be used in the identification of test markers for the Target System platform, adding a dimension that further distinguishes Parallax from its competition.  We believe that the innovative antigen development process will allow it to create new barriers to entry on certain antigens that it identifies by subsequent patent application filings for use in conjunction the Parallax Hand-Held Analyzer.

Barriers to use

The main barriers and constraints to the use of rapid diagnostic tests can be put into three main categories:

•         Acceptability: Rapid tests need to be acceptable to policymakers, clinicians, and patients. Tests need to have sufficient sensitivity and specificity and need to have an adequate predictive value. Ease-of-use is critical for point-of-care use by clinicians. Culturally appropriate specimens and credible results are important if rapid tests are to be accepted by patients.

    Affordability: Many rapid diagnostic tests are more expensive than the tests or syndromic algorithms they are intended to replace. Decreasing per-test costs, carefully designing diagnostic algorithms, and educating end users about the cost-savings of more efficient use of therapeutic drugs are important means of maximizing rapid test affordability.
    Availability: Rapid diagnostic tests are not always available in developing countries. Most tests have limited shelf lives, and many countries have weak public and private sector procurement and distribution systems. The consistency and quality of imported tests can also be issues. To address these constraints, local government regulations, quality assurance, shelf life testing, and distribution systems all need to be assessed and improved. We will initially control all of the manufacturing of our Target System test cartridges and Desk Top Analyzer and Hand-Held Analyzer in conjunction with Montecito.  We also plan to develop and utilize our patented antibody development process in order to produce and deliver antibody test markers to our spin-off companies.  We will also develop relationships with antibody test marker producers to accelerate the delivery of new tests to our spin-off companies.  We will look to identify, negotiate and acquire markers from third-party producers.  In this case, we will test and approve the antibody test marker to be used in our Target System.

Our Board of Directors will decide the percentage to fluctuate from time to time and the exact percentage to be distributed.

Intellectual Property

Intellectual property protection will be sought for all primary and secondary products. Moreover, all products and supporting products such as novel biomarker candidates, antibodies, proteins, and diagnostics tests surrounding our core indication areas will be IP-protected to create a barrier to entry for competitors.

Current Patent Pending Applications and Approvals:

US2006051348	Method of Producing a Plurality of Isolated Antibodies
US2006052948	Method of Producing Drugs, Targeting Moieties or Diagnostics
US 11/856,925	Method for Determining the Immune State of a Subject
US 11/924,033*	Portable Apparatus for Improved Sample Analysis
510(k) approvals	Covering existing tests and desk top reader

*US 11/924,033 is currently also applied for under PCT in ALL countries

FDA Cleared Tests

Device Name	510(k) Number

Rubella-Cube TM	K892051
Cmv-Cube TM	K884842
Blue Dot Test for Pregnancy	K884017
First Sign (Pregnancy, Hcg)	K973208
V-Trend Target Im Test (infect mononucleosis)	K890041
Target Strep A (Streptococcus Spp.)	K8800460
Target Aso Test	K910073
Target Hcg	K914303
Target Quantitative Hog One Step	K903937
V-Trend Target Rf Test	K904105
Target Quantitative Hcg	K890131
Target Reader	K885254

By protecting these elements of our testing technology platform as well as the individual tests and/ or test elements, we efficiently build another level of entry deterrence for potential competitors in our market segment. We will preserve our IP by achieving an appropriate balance between trade secrets and patents.

We will also utilize trademark applications to protect IP that may not be suitable for patent protection. Unlike patent applications, which in many cases must be filed in advance of a particular date, there is no specific date by which a trademark application must be filed. Instead, the time constraint is in a different direction. In the United States an ordinary so-called "use" trademark application can only be filed after the goods or services have been in interstate commerce.

We hold exclusive rights to all Montecito patents, clearances and products in the area of Infectious Diseases. It is expected that after successful re-introduction of the Target System and the introduction of our novel CD4 immune status test, additional tests will be developed and protected under the full responsibility of Parallax. Generally, improvements to the basic technology platform will be owned by Parallax and Montecito exclusively.

Overview of Medical Devices and Their Regulatory Pathways: 510(k) FDA Cleared Tests

Medical Devices: The Basics

The definition has several components. A medical device:

  diagnoses, cures, lessens, treats, or prevents disease
  affects the function or structure of the body
  does not achieve primary intended purposes through chemical action

FDA's Center for Devices and Radiological Health regulates companies that design, manufacture, repackage, relabeling, and/or import medical devices into the United States. The agency does not regulate the practice of medicine – how and which physicians can use a device. The only exception is FDA's regulation of mammography facilities under the Mammography Quality Standards Act.

What is a combination product?

Combination products are therapeutic and diagnostic products that combine drugs, devices, and/or biological products. The term acknowledges the role technological advancements have made in merging medical product types. Examples of combination products include a drug-eluting stent, a nicotine patch, and surgical mesh with antibiotic coating, prefilled syringes, and a steroid-eluting pacing lead.

Combination products raise regulatory challenges because they involve components that were normally regulated under different types of authorities and often by different FDA Centers. Differences in regulatory pathways for each component can affect the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, and post-approval modifications.

Government Regulations

The long legal journey toward medical device regulation began with the Pure Food and Drugs Act of 1906. Medical devices were not included as no one envisioned how technology would grow increasingly complex and need to be regulated. The Medical Device Amendments of 1976 gave FDA authority to ensure the safety and effectiveness of a range of life-saving medical devices while also protecting the public from fraudulent devices.

The Amendments:

  defined a medical device,
  established three device classes (I, II, and III),
  identified pathways to market,
  established Advisory Panels, and
  set clinical investigation requirements.

Subsequent legislation strengthened the FDA’s regulatory authority:

Table 1: Major Medical Device Legislation

Legislation	Significance
Safe Medical Devices Act of 1990	established Quality System requirements supported post market surveillance allowed FDA discretion for PMAs brought to panel
FDA Modernization Act of 1997
  supported for early collaboration, expanded Class I and Class II exemptions set the "least burdensome provision"*
  supported dispute resolution
  established evaluation of automatic Class III designation (giving the sponsor the opportunity to request lower classification due to a minimal risk device, known as "de novo" review)
  mandated free and open participation by all interested persons

Medical Device User Fee and Modernization Act (MDUFMA) of 2002	established a fee schedule for most types of device submissions to achieve shorter review times requires FDA to include pediatric experts on the panel for a product intended for pediatric use
FDA Modernization Act of 2007	reauthorized and expanded MDUFMA

*The least burdensome provision allows industry and FDA to consider the least burdensome appropriate means of evaluating a device’s effectiveness when there’s a reasonable likelihood of its approval. The intent is to help expedite the availability of new device technologies without compromising scientific integrity in the decision-making process or FDA's ability to protect the public health. This provision does not lower the standard for premarket clearance and approval.

Three classes of regulatory control

The three device classes are based on the degree of regulatory control necessary to ensure their safety and effectiveness:

Class I devices present a low risk of harm to the user and are subject to general controls that are sufficient to protect the user. Most are exempt from the regulatory process.

Examples: non-powered breast pumps, elastic bandages, tongue depressors, examination gloves, most hearing aids, arm slings, microbial analyzers, keratoscopes

Class II devices are more complicated and require special controls for labeling, guidance, tracking, design, performance standards, and post market monitoring. Most require Premarket Notification 510(k).

Examples: powered wheelchairs, CT scanners, contact lens care products, endolymphatic shunts

Class III devices usually sustain or support life, are implanted, or present potential unreasonable risk of illness or injury. They have the toughest regulatory controls. Most of these devices require Premarket Approval because general and special controls alone cannot reasonably assure their safety and effectiveness.

Examples: pacemakers, implanted weight loss devices, non-invasive glucose testing devices, medical imaging analyzers, cochlear implants, breast implants

How FDA Reviews Medical Devices

Investigational Device Exemptions (IDE)

An IDE allows an investigational device to be used in a clinical study to collect the safety and effectiveness data required for a Premarket Approval (PMA) application or a Premarket Notification (510(k)) submission to FDA. Clinical studies with devices of significant risk must be approved by both FDA and an Institutional Review Board (IRB) before the study can begin. Studies with devices posing non-significant risk must be approved by an IRB before the study can begin.

FDA observes a 30-day review period for IDE applications. The agency focuses its review on the data provided to demonstrate the safety and anticipated benefits of the device for use in humans, as well as the scientific validity of the proposed clinical trial protocol.

Following clinical studies, a device’s journey to market can take one of four major pathways:

  Investigational Device Exemptions (IDE)
  Premarket Notification (510(k))
  Premarket Approval Application (PMA)
  Humanitarian Device Exemption (HDE)

Premarket Notification (510(k))

510(k) is required when demonstrating substantial equivalence to a legally marketed device, when making significant modifications to a marketed device, and when a person required to register with FDA introduces a device for the first time. If a device requires the submission of a 510(k), it cannot be commercially distributed until the FDA authorizes it.

Substantial Equivalence

A device is substantially equivalent (SE) if it has the same intended use and same technological characteristics as a legally marketed device, known as the predicate. A legally marketed device:

  was legally marketed prior to May 28, 1976 ("preamendments device"), for which a PMA is not required, or was reclassified from Class III to Class II or Class I, or was found SE through the 510(k) process.

Applicants must compare their device to one or more similar legally marketed devices and make and support their SE claims. If the device is SE to a predicate, it is placed in the same class. If it is not SE, it becomes non-SE and is placed into Class III.

Examples of 510(k)s include x-ray machines, dialysis machines, fetal monitors, lithotripsy machines, and muscle stimulators.

Premarket Approval (PMA)

PMA refers to the scientific and regulatory review necessary to evaluate the safety and effectiveness of Class III devices or devices that were found not substantially equivalent to a Class I or II predicate through the 510(k) process.

PMA is the most involved process. To reasonably assure that a device is safe and effective, PMA requires valid scientific evidence that the probable benefits to health from the intended use of a device outweigh the probable risks, and that the device will significantly help a large portion of the target population. Sources of valid scientific evidence may include well controlled investigations, partially controlled studies, historical controls, well documented case histories by qualified experts, and robust human experience.

Independence is an important concept for PMAs, meaning that each PMA should establish the safety and effectiveness of the device under review, and that data about one device cannot be used to support another.  Examples of PMAs include digital mammography, minimally invasive and non-invasive glucose testing devices, implanted defibrillators, and implantable middle ear devices.

Table 2: Summary Comparison of 510(k) and PMA

510(k) Submissions	PMA Submissions
  primarily for Class II devices
  a Class I or II preamendment or legally marketed device (predicate) exists third party review option is available for devices not requiring clinical data documented proof of Substantial Equivalence to a predicate is required primarily for Class III devices
  a Class I or II preamendment or legally marketed device (predicate) does not exist device is life supporting and/or has potential risk to patient documented safety and effectiveness data for the device is required

Humanitarian Device Exemption (HDE)

An HDE is a device that is intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals in the United States per year. HDEs are exempt from requirements to demonstrate effectiveness. Still, they must pose no unreasonable risks, or at least the probable benefits should outweigh the risks. And the device must be used at a facility with an Institutional Review Board.

HDEs provide a powerful incentive for device manufacturers to develop devices that help diagnose or treat patients with rare conditions. Otherwise, a company’s research and development costs would likely exceed the market returns for serving such small patient populations.

Examples of HDEs include a fetal bladder stent, iris replacement, radioactive microspheres for cancer treatment, and semi-constructed finger joints.

Post-Approval Studies

FDA can impose requirements at the time of approval of a PMA or HDE, or by regulation afterwards. One requirement may be the need for post-approval studies. The CDRH Post-Approval Studies Program helps ensure that well designed post-approval studies are conducted effectively and efficiently and in the least burdensome manner. Post-approval studies should not be used to evaluate unresolved premarket issues that are important to the initial establishment of device safety and effectiveness.

With post-approval studies, FDA can evaluate device performance and potential problems when the device is used more widely than in clinical trials and over a longer period of time. This allows FDA to build in accountability and gather essential post market information, including:

  longer-term performance of the device (for example, effects of re-treatments and product changes)
  community performance (clinicians and patients
  effectiveness of training programs
  sub-group performance
  outcomes of concern – real and potential

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees

At this time, our CEO, President, and Director, Mr. J. Michael Redmond, is our only full time employee.  Our CFO, Norman A. Kunin, our CSO, Dr. Roger Morris, our Vice President, Mike Contarino,  and our directors, Edward W. Withrow III, Dr. Jorn Gorlach, E. William Withrow Jr., David Engert and Anand Kumar provide services to us on an as-needed basis.

Reports to Security Holders

We will be a reporting company and will comply with the requirements of the Exchange Act.  We will file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited consolidated financial statements to each of our shareholders.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is not trading on any stock exchange. We are not aware of any market activity in our stock since our inception and through the date of this filing.

Holders

As of April 15, 2011, there were 10 record holders of 28,000,000 shares of our Common Stock.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions.  The payment of dividend, if any, will be within the discretion of our sole director.  We presently intend to retain all earnings, if any, for use in our business operations and accordingly, our sole director does not anticipate declaring any dividends prior to a business combination.

Securities Authorized for Issuance Under Equity Compensation Plans

Parallax Equity Compensation Plan Information

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2010, is as follows:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders:
Convertible Note	2,025,000	$.23	0
TOTAL:	2,025,000	.23	0

Common Stock

The authorized capital stock of our Company consists of 400,000,000 shares of Common Stock, par value $0.0001 per share, of which there are 28,000,000 issued and outstanding.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. Our stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. Our stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Preferred Stock, par value $0.0001 per share, with designations, rights and preferences including rights to dividend, liquidation, conversion, voting, or other rights determined from time to time by our Board of Directors, without shareholder approval.  Up to this point in time, we have not designated or issued any shares of Preferred Stock.

This description of certain matters relating to our securities is a summary and is qualified in its entirety by the provisions of our Articles of Incorporation and By-Laws, which have been included as an exhibit in previously filed reporting documents.

Recent Sales of Unregistered Securities

On January 11, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of our common stock, par value $0.0001. Parallax sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Pursuant to that certain Employment Agreement entered into on November 15, 2010 between Mr. Redman and Roth Kline, Inc. (n/k/a Parallax), Mr. Redmond was afforded the opportunity to purchase 125,000 shares of the company’s common stock at par value.  In December of 2010, Mr. Redmond elected to purchase all of these shares.  The shares of common stock of the Company were not registered under the Securities Act and were sold under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Parallax has not nor has any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

For all securities issued above, a legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources.

We are a development stage company focused on developing our business in the bio-medical sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in the bio-medical field. We have not earned any revenue.

As of April 15, 2011, we had cash on hand of $3,600 and current liabilities of $1,529,635.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We anticipate that we will require a minimum of $1,500,000 to fund our continued operations for the next twelve months.

We have incurred losses since inception and our ability to continue as a going‑concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

                There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

(b)	Results of operations of Parallax.

Comparison of Fiscal Year Ended December 31, 2010 to Fiscal Year Ended December 31, 2009

Net cash (used in) provided by operating activities.  During the fiscal year ended December 31, 2010, net cash provided by (used in) operating activities was $1,330,998 compared with $(50) operating activities for the fiscal year ended December 31, 2009.  The net cash provided by operating activities for the fiscal year ended December 31, 2010 was primarily attributable to the Assignment and License Agreements entered into in September of 2010 which provide for cash compensation in the amount of $1,500,000, while the net cash (used in) operating activities for the fiscal year ended December 31, 2009 was due to the accrual of consulting fees in accordance with a certain Consulting Agreement entered into on January 24, 2009.

Net cash (used in) provided by investing activities.  During the fiscal year ended December 31, 2010, net cash (used in) investing activities increased to $(1,474,998) compared with $(0) for the fiscal year ended December 31, 2009.  The increase in net cash used in investing activities was a result of the Assignment and License Agreements entered into in September of 2010 which provide for $1,500,000 in intangible properties.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2010, net cash provided by financing activities was $144,000 compared with $50 provided by financing activities for the fiscal year ended December 31, 2009.  The increase in net cash provided by financing activities was a result of the conversion of debt into common stock and equity.

Fiscal Year Ended December 31,
	2010	2009

Sales	$0	$0

Gross profit	0	0

Selling, general and administrative expenses	(41,223)	(132,050)

Depreciation and Amortization	(25,002)	(0)

Net income (loss)	$(66,225)	$(132,050)

Operating Expenses.   Operating expenses decreased to $41,223 for the year ended December 31, 2010 from $132,050 for the year ended December 31, 2009. The expenses incurred, primarily professional consulting fees, decreased from 2009 to 2010 as a result of the satisfaction of a term contract with the consultant.

Total Liabilities.  Total liabilities increased to $1,529,635 for the year ended December 31, 2010 from $132,412 for the year ended December 31, 2009.  The increase in total liabilities was primarily due to the accrual of cash compensation pursuant to the terms of licensing agreements with Montecito Bio Sciences Ltd..

Depreciation and Amortization. Depreciation and amortization was $25,002 for the fiscal year ended December 31, 2010, compared to $0 for the fiscal year ended December 31, 2009. The increase is due to the capitalization of intangible assets derived from the existing contractual Agreements with Montecito.  The aggregate value of $1.5 million is being amortized over a period of 180 months.

Net Income . We had a net loss of $66,225 for the fiscal year ended December 31, 2010, as compared to a net  loss of $132,050 for the fiscal year ended December 31, 2009.  The decrease in net loss is primarily attributable to a decrease of selling and administrative expenses.

(c)	Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

(d)	Inflation.

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

(e)	Quantitative and Qualitative disclosures About Market Risk.

We do not have any market risk sensitive instruments at this moment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2
BALANCE SHEETS	F3
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	F4
STATEMENTS OF CASH FLOWS	F5
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F6
NOTES TO FINANCIAL STATEMENTS	F7

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of

ABC ACQUISITION CORP 1502;

We have audited the accompanying balance sheet of ABC ACQUISITION CORP 1502 (the “Company”)  as of December 31, 2010  and the related  statements of operations, stockholders’ deficit and cash flows for the period beginning April 12, 2010  (inception) to December 31, 2010 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABC ACQUISITION CORP 1502  as of  December 31, 2010  , and the results of its operations and its cash flows for the period aforementioned ended  in conformity with accounting principles generally accepted in the United States of America.

       The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern.

       The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

_____________________

Stan J.H. Lee, CPA

April 12,  2011

ABC ACQUISITION CORP 1502
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

December 31, 2010

Current Assets
Cash	$3,600

TOTAL ASSETS	$3,600

CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,402

Total Current Liabilities	26,402

Related party loans (Note 3)	1,450

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $0.0001 par value, 100,000,000 shares	0
authorized, none issued and outstanding
Common stock, $0.0001 par value, 400,000,000 shares
authorized , 35,000,000 and 35,000,000 issued and outstanding
December 31, 2010 and September 30, 2010, respectively	3,500
Additional paid in capital
Net income (loss)	(27,752)

Total Stockholders' (Deficit)	(24,252)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,600

ABC ACQUISITION CORP 1502
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative
		April 12, 2010 (inception) to	April 12, 2010 (inception) to
		December 31, 2010		December 31, 2010

Revenue		$0		$0

Cost of sales		0		0

Gross profit (loss)		0		0

General and administrative expenses		27,752		27,752

Operating (loss)		(27,752)		(27,752)

Interest income		0		0

Net (loss)		$(27,752)		$(27,752)

Weighted average common shares outstanding - basic and diluted		35,000,000		35,000,000

Net (loss) per common share - basic and diluted	$		$

ABC ACQUISITION CORP 1502
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		Cumulative
	April 12, 2010 (inception) to	April 12, 2010 (inception) to
	December 31, 2010	December 31, 2010
Cash flow from operating activities:
Net (loss)	$(27,752)	$(27,752)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	26,402	26,402
Net cash (used in) operating activities	$(1,350)	$(1,350)

Cash flows from financing activities:
Proceeds from related party loans	1,450	1,450
Issuance of capital stock for cash	3,500	3,500

Net cash provided by financing activities	$4,950	$4,950

Increase in cash	$3,600	$3,600

Cash - beginning of period	0	0

Cash - end of period	$3,600	$3,600

Non-Cash Activities	$0	$0

Supplemental Disclosures of Cash Flow Information:

Interest Paid	$0	$0

Income Taxes Paid	$3,600	$3,600

ABC ACQUISITION CORP 1502
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM APRIL 12, 2010 (INCEPTION) TO DECEMBER 31, 2010

			(DEFICIT)
			ACCUMULATED
			DURING THE
	COMMON STOCK		EXPLORATION
	SHARES	AMOUNT	STAGE	TOTAL

Balance, April 12, 2010 (date of inception)	-	$-	$-	$-

Issuance of common stock	35,000,000	3,500	-	3,500

Net loss	-	-	(27,752)	(27,752)

Balance, December 31, 2010	35,000,000	3,500	(27,752)	(24,252)

ABC ACQUISITION CORP 1502

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1. OVERVIEW

ABC Acquisition Corp 1502 (the “Company”) was incorporated on April 12, 2010 in the state of Nevada.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

At December 31, 2010 the Company has not yet commenced any operations.  All activity from April 12, 2010 (date of inception) through December 31, 2010 relates to the Company’s formation and the pending registration statement described below.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $27,752 from inception and has a working capital and stockholder’s deficiency of $24,252 at December 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain funding from its principal stockholder and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3. RELATED PARTY LOANS

As at December 31, 2010, affiliates and related parties are due a total of $1,450, which is comprised of compensation owed to the officer of the Company.

NOTE 4. STOCKHOLDER’S EQUITY

The total number of authorized shares of preferred stock that may be issued by the Company is 100,000,000 with a par value of $0.0001 per share.

As at December 31, 2010, no shares of preferred stock have been issued.

The total number of authorized shares of common stock that may be issued by the Company is 400,000,000 with a par value of $0.0001 per share.

On April 15, 2010, the Company issued 35,000,000 shares of common stock at par value of $0.0001 to the founder of the corporation, for a total consideration of $3,500.

As at December 31, 2010 the Company has 35,000,000 common shares issued and outstanding.

NOTE 5. INCOME TAX

At December 31, 2010, deferred tax assets consist of:
Net operating loss carry forward	$27,752
Start-up costs capitalized for tax purposes	-0-
Gross deferred tax assets	9,713
Valuation allowance	(9,713)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $ 9,713 during 2010.

The difference between the statutory tax rate of 35% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

 NOTE 9.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between December 31, 2010 and the date the financial statements were available for issue, for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

On January 11, 2011 (the “Closing Date”), the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Amersey Investments, LLC (“Amersey”), Parallax Diagnostics, Inc., a Delaware corporation (“Parallax”) and its sole shareholder, Montecito Bio Sciences, Ltd. (“Montecito”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, (i) the Company acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of our common stock, par value $0.0001 and (ii) Parallax merged with and into the Company whereupon the Company continued as the surviving entity and the corporate existence of Parallax ceased (the “Merger”).  Additionally, as further consideration for the share exchange and Merger and in accordance with the Shares Exchange Agreement, Amersey cancelled to treasury 28,000,000 shares of the Company’s common stock.

As a result of the transactions effected by the Share Exchange Agreement, (i) the former business of Parallax is now the Company’s sole business and (ii) there is a change of control whereby the former shareholder of Parallax, Montecito, will now own a controlling 75% ownership interest in the Company.  The Company intends to change its name to “Parallax Diagnostics, Inc.”

As a further condition of the Share Exchange Agreement, the current officers and directors of the Company resigned and J. Michael Redmond was appointed to serve as a Director and also as the CEO and President of the Company.  Additionally, Mr. Norman A. Kunin was appointed to serve as the Company’s CFO, Mr. Mike Contarino was appointed to serve as the Company’s Vice President and Dr. Roger Morris was appointed to serve as the Company’s Chief Science Officer.  Mr. Edward W. Withrow III, Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At this time, we do not have any changes in and disagreements with accountants and financial disclosure to report.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

There was no change in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

                None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name                                         Age                         Position

J. Michael Redmond               50                           CEO, President, Director

Norman A. Kunin                   73                        CFO

Mike Contarino                       55                        Vice President of Systems Development

Dr. Roger Morris                    58                        Chief Science Officer

Edward W. Withrow III          46                           Director

Dr. Jorn Gorlach                     49                        Director

E. William Withrow Jr.          73                        Director

Anand Kumar                         68                        Director

David Engert                          58                        Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

J. Michael Redmond

                Mr. J. Michael Redmond, age 50, has over twenty-five years of experience in the medical device and biotech markets.  In May of 2009, Mr. Redmond founded JMR, Inc. and has served as its President since that time. JMR, Inc. provides business development and marketing services to diagnostic and biotech companies.  As President, Mr. Redmond is responsible for developing and implementing the business plan of the company.

                From May 2007 to June 2009, Mr. Redmond served as the Vice President of Marketing and Business Development for DxTech, Inc., a startup company focused on a disruptive model for point of care diagnostic testing.  As the Vice President of Marketing and Business Development, Mr. Redmond was responsible for creating and implementing the company’s business plan, raising capital and forming strategic alliances with industry partners.

                From 1996 to 2007, Mr. Redmond worked in various titles and capacities for Bioject, Inc., an early stage drug delivery company.  From 1996 to 1997, Mr. Redmond served as the company’s Vice President of Sales and Marketing.  From 1998 to 2002, Mr. Redmond served as the company’s Vice President of Business Development, and from 2003 to 2007, Mr. Redmond served as the company’s Senior Vice President of Business Development, Sales and Marketing. In these positions, Mr. Redmond’s responsibilities included negotiating corporate partnerships with major pharmaceutical and biotech companies, launching new products, securing distribution channels, P&L responsibility and raising capital.

                From 1989 to 1996, Mr. Redmond was employed with KMC Systems, a private label developer and manufacturer of medical devices and instruments. At KMC Systems, Mr. Redmond served as the Director of Sales and Marketing and the Director of Business Development, Sales and Marketing. Mr. Redmond was responsible for developing new business in the U.S. and Europe as well as negotiating long-term product development and production contracts.  Additionally, from 1983 to 1989, Mr. Redmond was employed with Abbott Laboratories in the diagnostic division.  While at Abbott Laboratories, Mr. Redmond served as Product Manager, Account Executive, and Diagnostics Systems Sales Specialist.

                Mr. Redmond earned a Bachelor of Arts degree from Denison University in 1983.

                Mr. Redmond is qualified to be the CEO, President, and Director of Parallax because of his extensive experience in a multitude of different capacities in the medical device and biotech markets.

                None of the aforementioned companies are parents, subsidiaries, or affiliates of ABC Acquisition Corp 1502.

Norman A. Kunin

                Mr. Kunin, age 73, has over thirty years of diversified financial management experience. Since May 2003, Mr. Kunin has served either as Chief Financial Officer or Financial Business Consultant to Addison-Davis Diagnostics, Inc., a publicly traded bio-medical diagnostics company. As CFO and Financial Business Consultant, Mr. Kunin has been responsible for financial business and strategic planning.

                After Mr. Kunin’s sale of his public accounting partnership, Mr. Kunin continued his career as a financial executive and consultant for a variety of private and public companies.  In March of 1997, Mr. Kunin founded Kunin Business Consulting, a division of Ace Investors, LLC through which his consulting engagements included financial forecasting, business planning, and capital formation.

None of the aforementioned companies are parents, subsidiaries, or affiliates of ABC Acquisition Corp 1502.

                Mr. Kunin earned his Bachelor of Business degree with a major in accounting at New York’s City College School of Business. Mr. Kunin is a member of the American Insitute of Certified Public Accountants.

Mike Contarino

Mr. Mike Contarino, age 55, has extensive experience developing, integrating and driving complex programs to meet corporate goals. Additionally, Mr. Contarino has directed Regulatory Affairs, Quality Assurance and Manufacturing. As a technical and operations professional, Mr. Contarino brings over 30 years successful leadership in product development, commercialization of complex medical/diagnostic instrumentation, and operations management.

Mr. Contarino was employed by Tecan-Boston, a subsidiary of Tecan AG, where he held the positions of Vice President of R&D, and led all aspects of its novel, automated micro fluidic system platform for Drug Discovery, including overall site management, R&D and Operations.

Previously, Mr. Contarino held the position of Vice President of Systems Development for Instrumentation Laboratory (IL), a global leader in medical diagnostic systems. Mr. Contarino accelerated product development cycles by introducing design control processes and procedures in R&D. At IL, Mr. Contarino was a member of the Executive Committee and Scientific Advisory Boards for homeostasis and critical care, was technical lead of the Merger & Acquisition (M&A) team, and had responsibility for R&D sites in the US, Italy and Spain.

Prior to IL, Mr. Contarino was the Director of Engineering at KMC Systems Inc. a recognized leader in systems development of diagnostic platforms. Mr. Contarino successfully commercialized immunoassay, clinical chemistry and robotic pipetting systems.

Mr. Contarino earned his Mechanical Engineering degree from the University of Lowell, completed the Management Development Program at Boston University and is a Member of the Society of Automotive Engineers (SAE).

Dr. Roger Morris

Dr. Roger Morris, age 58, has experience providing over all guidance for technology development, intellectual property and scientific communications strategies.  Dr. Morris has twenty years management and technical experience in developing clinical diagnostic systems with Baxter Healthcare Corporation, bioMerieux and most recently XL TechGroup. During this time he has developed and launched a number of successful automated diagnostic system products.

Dr. Morris received his B.Sc. and PhD in biochemistry from the University of Salford, UK and did his Post Doctorate work at Cornell and has published over 20 scientific articles and received 14 patents.

Edward W. Withrow III

                Mr. Edward W. Withrow III, age 46, currently serves as a director for ABC Acquisition Corp 1502.  In addition to serving as a director for ABC Acquisition Corp 1502, Mr. Withrow III currently serves as the Chairman of the Board for Ecologic Transportation, Inc., a company founded by Mr. Withrow III and dedicated to providing environmentally friendly transportation services. Mr. Withrow III also currently serves as the President and CEO of Montecito Bio Sciences, Ltd., a bio-medical diagnostics company.  As President and CEO, Mr. Withrow III is responsible for creating and implementing the company’s business plan, raising capital and forming strategic alliances with industry partners.

From 2002 to 2005, Mr. Withrow III served as the CEO for Addison-Davis Diagnostics, Inc. Addison Davis Diagnostics, Inc. offers point-of-care screening tests to the global health care market.  As CEO, Mr. Withrow III was responsible for corporate governance, strategic planning, capitalization, and business development.  From 2002 to 2004, Mr. Withrow III served as the CEO for Reward Enterprises, Inc., a diversified financial services company specializing in subprime consumer lending. As CEO, Mr. Withrow III was responsible for developing and implementing the overall business plan of the company.

                Mr. Withrow III is qualified to be a director of ABC Acquisition Corp 1502 because of his knowledge of and prior experience working in the diagnostics products market.

                Mr. Withrow III graduated from Alameda High School in Alameda California in 1982 and attended Santa Barbara City College from 1982 to 1985 where he majored in Business.

Dr. Jorn Gorlach

Dr. Jorn Gorlach, age 49, has over twenty years of experience in the bio-medical field. In 2001, Dr. Gorlach co-founded AAvantgarde, a management consulting firm focused on the development and support of start-up companies. Since the inception of AAvantgarde in 2001, Dr. Gorlach has also served as one of its directors.  As a co-founder and director of AAvantgarde, Dr. Gorlach is responsible for management consulting, licensing, and general operations. Since 2006, Dr. Gorlach has also served as a co-founder and director of Montecito Bio Sciences, Ltd., a diagnostics and testing company with proprietary technology for point of care diagnostics, testing, and data communication.  Dr. Gorlach, in his role as co-founder and director, is responsible for developing and implementing the business plan of the company.

In 2002, Dr. Gorlach co-founded AAvantgarde Laboratories AG and has served as its CEO since that time.  AAvantgarde Laboratories AG is a research, development, and licensing company of biotechnology products, particularly in the field of diagnostics, biological prognostics, and diseases.  As CEO, Dr. Gorlach is responsible for developing the company’s business plan, developing outlines for product concept, research, and development, and leading financing activities and investor relations.  In 2001, Dr. Gorlach co-founded Arcanum Discovery, Inc., a proteomics and drug discovery company focusing on novel drug target identifiers and validation. Additionally, from 2001 to 2002, Dr. Gorlach served as head of business development and finances for Arcanum Discovery, Inc. where he developed the company’s product concept, research and development, and business plan as well as managed financing activities and investor relations.  In 2001, Dr. Gorlach co-founded Ercole Biotech, Inc., a research stage biopharmaceutical company involved in the creation of oligonucleotide drugs.  Since its inception until 2003, Dr. Gorlach served as a director of the company where he was responsible for developing business strategy, financial planning, and contract negotiation strategy.

            In 1997, Dr. Gorlach co-founded Paradigm Genetics, Inc., a bio-technology research company. From 1997 to 1999, Dr. Gorlach served as the company’s Director of Research where he was responsible for developing concepts regarding novel functional genomic platform, focusing on high throughput, industrialization, systematization, and biology/IT integration.  From 1999 to 2000, Dr. Gorlach served as the Director of Project Management for Paradigm Genetics, Inc.  As Director of Project Management, Dr. Gorlach managed customer projects and research progress.  From 2000 to 2001, Dr. Gorlach served as the company’s vice president of business development.  As a member of the company’s executive team, Dr. Gorlach was responsible for new projects and the development of plans in future key business fields.  Beginning in 2001 and continuing through 2002, Dr. Gorlach served as a consultant for Paradigm Genetics, Inc., where he supported the company’s agricultural project initiatives and customer negotiations.

                From 1996 to 1997, Dr. Gorlach served as the Group Leader of Combinatorial Biochemistry for Novartis, Inc., a healthcare and scientific research company.  As Group Leader of Combinatorial Biochemistry, Dr. Gorlach led team efforts in developing pharmaceutically active macrolide and cloning multiple polyketides genes.

                From 1994 to 1996, Dr. Gorlach was a research scientist for Ciba-Geigy, Inc., a chemical company. As a research scientist, Dr. Gorlach focused on acquired immunity and chemical regulation in wheat.

                From 1991 to 1994, Dr. Gorlach was a research fellow for the Swiss Federal Institute in Zurich, Switzerland. As a research fellow, Dr. Gorlach focused his attention on gene regulation of amino acid biosynthetic pathways.

             None of the aforementioned companies are parents, subsidiaries, or affiliates of ABC Acquisition Corp 1502.

Dr. Gorlach has a Bachelor of Science Degree in Chemistry and Biology as well as a Bachelor of Science Degree in Biochemistry from the University of Hannover.  In 1991, Dr. Gorlach obtained a Master in Science from the University of Hannover in Biochemistry.  In 1994, Dr. Gorlach received a Ph.D. in Molecular Biology from ETH Zurich, and in 2000, received a MBA from the Kenan-Flagler Business School at the University of North Carolina-Chapel Hill.

Dr. Gorlach is qualified to be a director of ABC Acquisition Corp 1502 because of his extensive experience in business development, project management, strategic planning, and business management in a multitude of different capacities in the bio-technology field.

E. William Withrow Jr.

                Mr. Withrow Jr., age 73, has nearly twenty years of experience in the financial investment industry, twenty-four years of experience in the logistics field, and twenty years of experience in civic leadership. From 1997 to 2002, Mr. Withrow Jr. served as a financial consultant for Wells Fargo, a provider of personal banking and investing services.  From 1993 to 1997, Mr. Withrow Jr. served as a financial consultant for Merrill Lynch, a financial management and advisory company.  From 1987 to 1989, Mr. Withrow Jr. served as a sales manager for Paine Webber, a stock brokerage and asset management firm, and from 1983 to 1987, Mr. Withrow Jr. served as a financial consultant for Drexel Burnham Lambert, an investment banking firm.  As a financial consultant and sales manager for the aforementioned financial institutions, Mr. Withrow Jr examined financial statements, evaluated investment opportunities, provided advice to clients about possible investment opportunities and provided advice to stockbrokers and other individuals attempting to sell securities.

            Additionally, Mr. Withrow Jr. served twenty-four years on active duty in the U.S. Navy as a professional logistician, retiring with the rank of Captain.

                Mr. Withrow Jr. has been very active in civic leadership for the past 20 years serving in a number of elected and appointed positions, including Mayor of Alameda, California.  Mr. Withrow Jr. is currently serving as the regionally elected President of the Governing Board of The Peralta Colleges, an institution consisting of 2,000 faculty and staff and approximately 30,000 students.

None of the aforementioned companies are parents, subsidiaries, or affiliates of ABC Acquisition Corp 1502.

Mr. Withrow Jr. received a Bachelor of Business in Finance and Accounting from the University of Colorador in 1959, and in 1972, received a Master in Business Administration from Harvard University.

Anand Kumar

                Mr. Kumar, age 68, has over twenty-five years of experience in international business development. In 1999, Mr. Kumar founded Global Telesolutions, a company responsible for creating partnerships and in-country relationships for various companies in Asia and the Indian subcontinent. From 1999 to 2010, Mr. Kumar served as the CEO for Global Telesolutions where, among other things, he developed presence and business in the Middle East and Indian, built global network partnerships for telecommunications and traffic, and oversaw international staff for operations.

                From 1995 to 1999, Mr. Kumar served as the Executive Vice President for Facilicom International, a leading international telecommunications carrier. As Executive Vice President, Mr. Kumar developed multi-country business and network presence for operations, negotiated with vendors, regulators, and partners, and oversaw Europe and Asia managers and assisted in multi-national sales closings.

                From 1986 to 1993, Mr. Kumar served as the President for Washington International Teleport. As President, Mr. Kumar built the first direct international earth station after U.S. de-regulation, obtained new national and international video and data clients, and created the satellite, fiber hybrid network video concept.  From 1981 to 1986, Mr. Kumar served as the President of Communications Strategies Group, a company that delivers comprehensive public relations and strategic communications services to organizations. As President, Mr. Kumar investigated technology business opportunities for international clients and ran special training sessions in various areas of telecommunications practice.

None of the aforementioned companies are parents, subsidiaries, or affiliates of ABC Acquisition Corp 1502.

                Mr. Kumar earned a B.S.E.E. from Jadavpur University and a M.S.E.E. and PhD candidacy degree from the University of Connecticut.

David Engert

Mr. Engert, age 58, has served as the President and Chief Executive Officer of NightHawk Radiology Holdings, Inc. since November 2008 and as a member of its board of directors since April 30, 2008. Mr. Engert also sits on the Board of Directors of Healthation, Inc., a healthcare information technology company. Mr. Engert was the founder and owner of ES3, a strategic consulting and investment company since 2007. From 2002 to 2006, Mr. Engert served as the president, chief executive officer and director of Quality Care Solutions, Inc., one of the nation’s leading providers of advanced healthcare payer enterprise application solutions, which was acquired by Trizetto, Inc. in January 2007. Prior to 2002, Mr. Engert held a number of senior level management positions in the healthcare industry over the previous 10 years, including senior vice president & general manager at McKesson Corporation's Managed Care Division.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Significant Employees

None.

Family Relationships

E. William Withrow Jr., a director of the Company, is the father of another director of the Company, Edward W. Withrow III.  E. William Withrow Jr. is also the chairman of Montecito Bio Sciences, Ltd., the controlling shareholder of Company.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

ITEM 11.	EXECUTIVE COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director.

Our executive officers are currently earning compensation. The following table sets forth information, with respect to Parallax, concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Parallax Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Michael Redmond, CEO, President and Director	2010	25001	--	125 (1)	137,500 (2)	--	--	--	162,626
	2009	--	--	--	--	--	--	--	--

(1)     Pursuant to that certain Employment Agreement entered into on November 15, 2010 between Mr. Redman and Roth Kline, Inc. (n/k/a Parallax), Mr. Redmond was afforded the opportunity to purchase 125,000 shares of the company’s common stock at par value.  In December of 2010, Mr. Redmond elected to purchase all of these shares.  The dollar amount listed in the table above reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)     On October 31, 2010, pursuant to its Employee Stock Option Plan, Roth Kline, Inc. (n/k/a Parallax) granted 1,375,000 options of common stock to its CEO, President, and Director, Mr. J. Michael Redmond, at an exercise price of $0.10 per share. The dollar amount listed in the table above reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Employment Agreement

                On November 15, 2010, Roth Kline, Inc. (n/k/a Parallax) entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). The Employment Agreement has a term of three years from the effective date, November 15, 2010. Under the Employment Agreement, Mr. Redmond agreed to serve as the President, CEO, and Director of Roth Kline, Inc.  Mr. Redmond shall have such authority and responsibility as may reasonably be assigned to him by the company’s board of directors. Pursuant to the Employment Agreement, Mr. Redmond will have a base salary of $200,000 per annum in year one, $225,000 in year two and $295,000 in year three. Additionally, as part of the Company’s Employee Stock Option Plan, Mr. Redmond was granted 1,375,000 options of the Company’s common stock at an exercise price of $.10.  Furthermore, pursuant to the Employment Agreement, the Company awarded Mr. Redmond the right to purchase 125,000 shares of the company’s common stock.  Mr. Redmond shall be entitled to participate in any and all deferred compensation, 401(k) or other retirement plans, medical insurance, dental insurance, group health, disability insurance, pension and other benefit plans that are made generally available by the company to its executives who have similar responsibilities and perform similar functions as Mr. Redmond.

The foregoing summary of the Employment Agreement is not complete and is qualified in its entirety by reference to the complete text of the Employment Agreement, which is attached hereto as Exhibit 10.5.

Consulting Agreements

On November 30, 2010, Roth Kline, Inc. (n/k/a Parallax) entered into a Consulting Agreement with Dr. Roger Morris (the “Morris Consulting Agreement”).  Pursuant to the terms of the Morris Consulting Agreement, Dr. Morris will provide certain services to Parallax at the direction of the Company’s CEO and will receive one hundred and fifty thousand (150,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents under the terms of the option agreement entered into between Parallax and Dr. Morris (the “Morris Option Agreement”).  The Morris Consulting Agreement and Morris Option Agreement are attached hereto as Exhibits 10.6 and 10.7, respectively.

On November 30, 2010, Roth Kline, Inc. (n/k/a Parallax) entered into a Consulting Agreement with Michael Contarino (the “Contarino Consulting Agreement”).   Pursuant to the terms of the Contarino Consulting Agreement, Mr. Contarino will provide certain services to Parallax at the direction of Parallax’s CEO and will receive, under the terms of an option agreement entered into between Parallax and Mr. Contarino (the “Contarino Option Agreement”), one hundred and fifty thousand (150,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.  The Contarino Consulting Agreement and Contarino Option Agreement are attached hereto as Exhibits 10.8 and 10.9, respectively.

On January 10, 2011, Parallax entered into a Consulting Agreement with Dr. David Stark (the “Stark Consulting Agreement”).  Pursuant to the terms of the Stark Consulting Agreement, Dr. Stark will provide services to Parallax at the direction of Parallax’s CEO in the area of FDA regulatory approvals and will receive, under the terms of an option agreement entered into between Parallax and Dr. Stark (the “Stark Option Agreement”), seventy- five thousand (75,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.  The Stark Consulting Agreement and Stark Option Agreement are attached hereto as Exhibits 10.10 and 10.11, respectively.

On February 1, 2011, Parallax entered into a Consulting Agreement with Ricky Richardson (the “Richardson Consulting Agreement”).  Pursuant to the terms of the Richardson Consulting Agreement, Mr. Richardson will provide services to Parallax at the direction of Parallax’s CEO in the area of operations and logistics and will receive, under the terms of an option agreement entered into between Parallax and Mr. Richardson (the “Richardson Option Agreement”), one hundred and fifty thousand (150,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.  The Richardson Consulting Agreement and Richardson Option Agreement are attached hereto as Exhibits 10.12 and 10.13, respectively.

On February 1, 2011, Parallax entered into a Consulting Agreement with Grant Park Global, LLC, (the “Grant Consulting Agreement”) a Chicago, Illinois based business development and consulting firm. Pursuant to the terms of the Grant Consulting Agreement, Grant Park Global, LLC will provide services to Parallax at the direction of Parallax’s CEO and will receive, under the terms of an option agreement entered into between Parallax and Grant Park Global, LLC (the “Grant Option Agreement”), twenty-five thousand (25,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.  The Grant Consulting Agreement and Grant Option Agreement are attached as Exhibits 10.14 and 10.15, respectively.

On February 1, 2011, Parallax entered into a Business Consulting Agreement with Kunin Business Consulting (the “Kunin Consulting Agreement”) to engage the non-exclusive services of Norman A. Kunin in the capacity of Chief Financial Officer.  The term of the engagement shall be for one year commencing February 1, 2011 with a one year option to continue upon mutually agreeable terms.  As compensation for services under the Agreement, Parallax shall pay a cash payment of $5,000.00 per month and, pursuant to the terms of that certain option agreement (the “Kunin Option Agreement”), Mr. Kunin will receive 50,000 qualified options of the Parallax vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.   The Kunin Consulting Agreement and Kunin Option Agreement are attached as Exhibits 10.16 and 10.17, respectively.

Executive Officer Stock Options

Employee Stock Option Plan

The Employee Stock Option Plan (the “Option Plan”) is intended to encourage ownership of shares of Parallax by certain employees of the company in order to provide additional incentives for them to remain an employee of Parallax.  It is intended that the option issued pursuant to the Option Plan shall constitute either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-incentive stock options.

On October 31, 2010, pursuant to its Option Plan, Roth Kline, Inc. (n/k/a Parallax) granted      1,375, 000 options of common stock to its CEO, President, and Director, Mr. J. Michael Redmond, at an exercise price of $0.10 per share.  The options granted terminates on the date that is ten years after the grant date and vest in accordance with the vesting terms included in that certain Stock Option Agreement (“Option Agreement”) entered into between Mr. Redmond and Roth Kline, Inc. on or around October 31, 2010.

The foregoing summary of the Stock Option Plan and Option Agreement is not complete and is qualified in its entirety by reference to the complete text of the Stock Option Plan and Option Agreement, which is attached hereto as Exhibits 10.18 and 10.19, respectively.

The following table sets forth information pertaining to the securities underlying unexercised options of executive employees of Parallax for the last fiscal year ended.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards
NAME	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plans Award: Number of Securities Unexercisable Unearned Options (#)	Exercise Price ($)	Expiration Date
J. Michael Redmond	343,750	1,031,250	0	.10	10/31/2020
Dr. Roger Morris	25,000	125,000	0	.25	5/30/2012
Michael Contarino	25,000	125,000	0	.25	5/30/2012
Dr. David Stark	12,500	62,500	0	.25	7/10/2012
Ricky Richardson	0	150,000	0	.25	8/1/2012
Norman Kunin	0	50,000	0	.25	8/1/2012

The following table sets forth information pertaining to unvested stock awards of executive employees of Parallax for the last fiscal year ended.

Stock Awards
NAME	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
J. Michael Redmond	0	0	0	0

Compensation Committee

Our board of directors has established a Compensation Committee, comprised of Mr. E. William Withrow, Jr. and Dr. Jorn Gorlach.  All of the members of our Compensation Committee are independent directors.

Our Compensation Committee is authorized, among other duties and powers to:

•	review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;

•	establish and review general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals;

•

review at least annually our policy regarding the frequency and schedule for equity awards to employee and directors and make recommendations to the board of directors of such changes as the Compensation Committee deems appropriate; and

•	annually review the compensation of directors and submit any recommendations for changes thereto to the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Montecito Bio Sciences, Ltd. 1327 Ocean Avenue, Suite M Santa Monica, California 90401	21,000,000	75%

J. Michael Redmond (1) 10 Canterbury Rd. Windham, New Hampshire 03087	125,000	0.4%

All officers, directors, and beneficial owners as a group	21,125,000	75.4%

(1)     The person listed is an officer and/or director of the Company

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Edward W. Withrow III, Dr. Jorn Gorlach and E. William Withrow Jr. are presently directors of the Company and are also directors of Montecito Bio Sciences, Ltd., which is the majority and controlling shareholder of the Company.  Edward W. Withrow III is also the CEO of Montecito Bio Sciences, Ltd.  On September 10, 2010, Roth Kline, Inc. (n/k/a Parallax) entered into an Assignment Agreement of Intellectual Property (“Assignment Agreement”) and a License Agreement of Intellectual Property (“License Agreement”) with Montecito Bio Sciences, Ltd. The agreements, collectively, contain a financial commitment by Parallax to Montecito Bio Sciences, Ltd. in the amount of $1,500,000.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by the Company’s independent registered public accounting firm, for fiscal year ended December 31, 2010:

2010
Audit Fees (1)	$7,000
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees paid to auditor	$7,000

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) There were no fees that were classified as All Other Fees as of the fiscal year ended December 31, 2010.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          1.           The information required by this item is included in Item 8 of Part II of this annual report.

2.           The information required by this item is included in Item 8 of Part II of this annual report.

3.           Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b)

Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit                  Description

2.1*                        Share Exchange Agreement, by and among ABC Acquisition Corp 1502, Amersey Investments, LLC, Parallax Diagnostics, Inc., and its sole shareholder, entered into on March 31, 2011

2.2*                        Articles of Merger

                3.1*                        Articles of Incorporation

                3.2*                        Certificate of Amendment to Articles of Incorporation

                3.3*                        Amended and Restated Bylaws

10.1*                      Agreement of the Assignment of Intellectual Property, by and among Roth Kline, Inc. and Montecito Bio Sciences, Ltd., entered into on September 10, 2010

10.2*                      Agreement of the License of Intellectual Property, by and among Roth Kline, Inc. and Montecito Bio Sciences, Ltd., entered into on September 10, 2010

10.3*                      Confidential Settlement Agreement and Mutual Release of Claims, by and among, Roth Kline, Inc. and Prominence Capital, LLC, entered into on September 30, 2010

10.4*                      Convertible Promissory Note, by and among Roth Kline, Inc. and Prominence Capital, LLC, entered into on September 30, 2010

10.5*                      Employment Agreement, by and among J. Michael Redmond and Roth Kline, Inc., entered into on November 15, 2010

10.6*                      Consulting Agreement, by and among Dr. Roger Morris and Roth Kline, Inc., entered into on November 30, 2010

10.7*                      Option Agreement, by and among Dr. Roger Morris and Roth Kline, Inc., entered into on November 30, 2010

10.8*                      Consulting Agreement, by and among, Michael Contarino and Roth Kline, Inc., entered into on November 30, 2010

10.9*                      Option Agreement, by and among, Michael Contarino and Roth Kline, Inc., entered into on November 30, 2010

10.10*                   Consulting Agreement, by and among Dr. David Starke and Parallax Diagnostics, Inc., entered into on January 10, 2011

10.11*                   Option Agreement, by and among Dr. David Starke and Parallax Diagnostics, Inc., entered into on January 10, 2011

10.12*                   Consulting Agreement, by and among Ricky Richardson and Parallax Diagnostics, Inc., entered into on February 1, 2011

10.13*                   Option Agreement, by and among Ricky Richardson and Parallax Diagnostics, Inc., entered into on February 1, 2011

10.14*                   Consulting Agreement, by and among Grant Park Global, LLC and Parallax Diagnostics, Inc., entered into on February 1, 2011

10.15*                   Option Agreement, by and among Grant Park Global, LLC and Parallax Diagnostics, Inc., entered into on February 1, 2011

10.16*                   Consulting Agreement, by and among Kunin Business Consulting and Parallax Diagnostics, Inc., entered into on February 1, 2011

10.17*                   Option Agreement, by and among Norman Kunin and Parallax Diagnostics, Inc. entered into on February 1, 2011

10.18*                   Employee Stock Option Plan of Roth Kline, Inc.

10.19*                   Option Agreement, by and among J. Michael Redmond and Roth Kline, Inc., entered into on October 31, 2010

23.1                        Auditor Consent

31.1                        Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2                        Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1                        Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2                        Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*Included in Previous Filed Reporting Documents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parallax Diagnostics, Inc.

Dated: April 15, 2011	By:	/s/ J. Michael Redmond
J. Michael Redmond
CEO, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title(s)	Date
/s/ J. Michael Redmond	President and Chief Executive Officer (principal executive officer), Director	April 15, 2011
J. Michael Redmond
/s/ Normin A. Kunin	Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2011
Normin A. Kunin
/s/ Edward W. Withrow III	Director	April 15, 2011
Edward W. Withrow III
/s/ Dr. Jorn Gorlach	Director	April 15, 2011
Dr. Jorn Gorlach
/s/ E. William Withrow Jr.	Director	April 15, 2011
E. William Withrow Jr.
/s/ Anand Kumar	Director	April 15, 2011
Anand Kumar