Form 10-Q
period 2011-03-31
ABC Acquisition Corp 1502
filed 2011-05-16
CIK 1501017

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54115

PARALLAX DIAGNOSTICS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-2332860
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Canal Park, 5th Floor

Cambridge, MA 02141

(Address of principal executive offices)

(617) 209-7999

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 16, 2011, there were 28,000,000 shares of common stock, par value $0.0001, issued and outstanding.

PARALLAX DIAGNOSTICS, INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$3,761	$3,600
Total Current Assets	$3,761	$3,600

Other Assets
Intantible Assets, net of amortization	1,449,996	-
Total Other Assets	1,449,996	-

TOTAL ASSETS	$1,453,757	$3,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$33,488	$26,402
Total Current Liabilities	$33,488	$26,402

Related party loans (Note 3)	$1,596,019	$1,450

Total Liabilities	$1,629,507	$27,852

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $0.0001 par value, 100,000,000 shares
authorized, none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 400,000,000 shares
authorized , 28,000,000 and 35,000,000 issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	$2,800	3,500
Additional paid in capital	44,453	-
(Deficit) accumulated during the development stage	(223,003)	(27,752)

Total Stockholders' (Deficit)	$(175,750)	$(24,252)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,453,757	$3,600

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative
			From 04/12/2010
	For the 3 months ended		(Inception) to
	03/31/2011	03/31/2010	03/31/2011

General and administrative expenses	$96,987	$-	$124,739

Operating (loss)	$(96,987)	$-	$(124,739)

Other Expenses
Amortization of Stock Options	$98,265	$-	$98,265
Total Other Expenses	$98,265	$-	$98,265

Provision for income taxes	$-	$-	$-

Net (loss)	$(195,252)	$-	$(223,004)

Net (loss) per common share - basic and diluted	$(0)	$-	$(0)

Weighted average common shares outstanding - basic and diluted	28,777,778	-	35,000,000

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			Cumulative
			From 04/12/2010
	For the 3 months ended		(Inception) to
	03/31/2011	03/31/2010	03/31/2011

Cash Flow from operations	$(195,252)	$-	$(223,004)
Net loss
Adjustments to reconcile net (loss) to net cash (used in)	-	-	-
operating activities
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	7,086	-	33,488
Net cash (used in) operating activities	$(188,166)	-	(189,516)

Cash Flow from investing activities:	-	-	-
(Increase) in Intangible Assets	(1,449,996)	-	(1,449,996)
	$(1,449,996)	-	(1,449,996)
Cash Flow from financing activities:
Proceeds from related party loans	$1,594,569	-	1,594,569
(Decrease) in Deferred Compensation	(182,985)		(182,985)
(Decrease) in Capital Stock due to Merger	(700)	-	(700)
Increase in Additional Paid In Capital due to Merger	227,439		227,439
Net cash provide by financing activities	$1,638,323	-	1,638,323

Increase in cash	$161	-	(1,189)

Cash - beginning of period	-	-	-

Cash - end of period	$161	$-	$3,600

NONCASH ACTIVITIES	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

PARALLAX DIAGNOSTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2011

NOTE 1. OVERVIEW

Parallax Diagnostics, Inc.(the “Company”) was incorporated on April 12, 2010 in the state of Nevada.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

At March 31, 2011 the Company has not yet commenced any operations.  All activity from April 12, 2010 (date of inception) through March 31, 2011 relates to the Company’s formation and the pending registration statement described below.

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

NOTE 3. INTANGIBLE ASSETS

Intangible assets in the amount of $1,500,000, less accumulated amortization of $50,004 consist of the assignment to the Company of Products and Processes valued at $750,000 and Trademarks and Patents valued at $750,000.

NOTE 4. RELATED PARTY LOANS

As at March 31, 2011, affiliates and related parties are due a total of $1,596,019, which is comprised of $1,500,000 due as consideration for the assignment to the Company of its Intangible Assets, $89,214 of accrued compensation to officers of the Company and $6,805 due to related parties prior to the Share Exchange Agreement.

NOTE 5. STOCKHOLDER’S EQUITY

The total number of authorized shares of preferred stock that may be issued by the Company is 100,000,000 with a par value of $0.0001 per share.

As at March 31, 2011, no shares of preferred stock have been issued.

The total number of authorized shares of common stock that may be issued by the Company is 400,000,000 with a par value of $0.0001 per share.

On January 11, 2011, pursuant to the Share Exchange Agreement, Amersey Investments, LLC cancelled to treasury 28,000,000 shares of the Company's common stock.

On January 11, 2011, pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of our common stock, par value $0.0001 and Parallax merged with and into the Company whereupon the Company continued as the surviving entity and the corporate existence of Parallax ceased (the “Merger”). Concurrent with the Share Exchange Agreement, the Company also changed its name to Parallax Diagnostics, Inc.

As at March 31, 2011 the Company has 28,000,000 common shares issued and outstanding.

Note 6.  Equity Compensation Plan

On October 1, 2010 , the board of directors adopted the Company's Stock Option Plan. The Company has reserved 3,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at March 31, 2011, the Company has granted options to purchase 1,950,000 shares.

NOTE 7. INCOME TAX

At March 31, 2011, deferred tax assets consist of:

Net operating loss carry forward                                                                                                                       ( $223,004)

Start-up costs capitalized for tax purposes                                                                                                               -0-

Gross deferred tax assets                                                                                                                                     $78,051

Valuation allowance                                                                                                                                                (78,051)

Net deferred tax assets                                                                                                                                              -0-

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

 NOTE 8.  SUBSEQUENT EVENTS

In 2009, the FASB ASC Topic 865 (formerly FASB 165, Subsequent Events) , which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements.  This ASC Topic  also requires disclosure regarding the date through which subsequent events have been evaluated.

The Company has evaluated subsequent events through the time the March 31, 2011 financial statements were available for issuance. No events have occurred subsequent to March 31, 2011 that require disclosure or recognition in these financial statements.

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

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Parallax Diagnostics, Inc., a Nevada corporation.

History and Background

We were incorporated in the State of Nevada on April 12, 2010.  Prior to the acquisition transaction described below, our business purpose was to seek the acquisition of or merger with, an existing private company.  Accordingly, we were engaged in organizational efforts in order to put us in a position where we could seek to target and eventually acquire an existing private company.

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

Parallax was incorporated in the State of Delaware on December 30, 2008 under the name Roth Kline, Inc. Roth Kline, Inc. was renamed Parallax Diagnostics, Inc. on December 29, 2010.  Parallax is a development stage company whose principal line of business is in the bio-medical sector.  More specifically, Parallax is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the bio-medical sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in the bio-medical field. We have not earned any revenue.

As of May 16, 2011, we had cash on hand of $3,695 and current liabilities of $44,113.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Results of Operations

As we are a development stage company, we have not commenced material operations; therefore, we do not have results of operations to report at this time. Our focus has been on the development of our business plan.

Inflation

                At this time, we do not believe that inflation and changes in price will have a material effect on operations.

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

Changes in internal control over financial reporting.

                There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

On January 11, 2011, we acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of our common stock, par value $0.0001. We issued these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. The Company has not nor has any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

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

(b)           Use of Proceeds.

                Not applicable.

(c)           Affiliated Purchases of Common Stock.

                None.

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

                None.

Item 6. Exhibits.

                                                                                INDEX TO EXHIBITS

Exhibit	Description

2.1*	Share Exchange Agreement, by and among, ABC Acquisition Corp 1502, Amersey Investments, LLC, Parallax Diagnostics, Inc., and its shareholders, entered into on January 11, 2011

2.2*	Articles of Merger
3.1* 3.2*	Articles of Incorporation Amended and Restated Bylaws
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parallax Diagnostics, Inc.

Dated: May 16, 2011	By:	/s/ J. Michael Redmond
J. Michael Redmond
CEO, President, and Director