Form 10-Q
period 2011-06-30
PARALLAX DIAGNOSTICS, INC.
filed 2011-08-11
CIK 1501017

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, there were 28,000,000 shares of common stock, par value $0.0001, issued and outstanding.

PARALLAX DIAGNOSTICS, INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$123,876	$3,600
Employee Advances	697	-
Total Current Assets	$124,573	$3,600

Other Assets
Intangible Assets, net of amortization	1,424,994	-
Total Other Assets	1,424,994	-

TOTAL ASSETS	$1,549,567	$3,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$100,152	$26,402
Total Current Liabilities	$100,152	$26,402

Related party loans	$1,634,486	$1,450

Total Liabilities	$1,734,638	$27,852

Stockholders’(Deficit)
Preferred Stock, $0.0001 par value, 100,000,000 shares
authorized, 200,000 and none issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	$20	$0
Common stock, $0.0001 par value, 400,000,000 shares
authorized , 28,000,000 and 35,000,000 issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	2,800	3,500
Additional paid in capital-Preferred	199,980	-
Additional paid in capital-Common	227,439	-
Subscriptions receivable	(50,000)	-
Deferred Compensation	(124,656)	-
Net income (loss)	(440,654)	(27,752)

Total Stockholders' (Deficit)	$(185,071)	$(24,252)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,549,567	$3,600

See Notes to Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					Cumulative
					From 04/12/2010
	For the 3 months ended		For the 6 months ended		(Inception) to
	06/30/2011	06/30/2010	06/30/2011	06/30/2010	06/30/2011

General and administrative expenses	$159,322	$2,155	$256,308	$2,155	$284,061

Operating (loss)	$(159,322)	$(2,155)	$(256,308)	$(2,155)	$(284,061)

Other Expenses
Amortization of Stock Options	$58,329	$-	$156,594	$-	$156,594
Total Other Expenses	$58,329	$-	$156,594	$-	$156,594

Provision for income taxes	$-	$-	$-	$-	$-

Net (loss)	$(217,651)	$(2,155)	$(412,902)	$(2,155)	$(440,655)

Net (loss) per common share -
basic and diluted	$-	$-	$-	$-	$-

Weighted average common shares
outstanding - basic and diluted	28,000,000	-	28,000,000	-	35,000,000

See Notes to Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			Cumulative
			From 04/12/2010
	For the 6 months ended		(Inception) to
	06/30/2011	06/30/2010	06/30/2011
Cash Flow from operations:
Net loss	$(412,902)	$2,155	$(440,654)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in operating assets and liabilities
(Increase) in employee advances	(697)	-	(697)
Increase in accounts payable and accrued expenses	81,046	2,155	100,151
Increase in accrued payroll - related party	95,385	-	102,682
Net cash (used in) operating activities	$(237,168)	$-	$(238,518)

Cash Flow from investing activities:
(Increase) in Intangible Assets	$(1,424,994)	$-	$(1,424,994)
Net cash (used in) investing activities	$(1,424,994)	$-	$(1,424,994)

Cash Flow from financing activities:
Proceeds from related party loans	$1,530,355	$100	$1,531,805
Issuance of Preferred Stock	20	-	20
Increase (Decrease) in Capital Stock	(700)	3,500	2,800
Increase in Additional Paid In Capital	227,439	-	227,439
Increase in Additional Paid In Capital due to
issuance of Preferred Stock	199,980	-	199,980
(Increase) Decrease in Deferred Compensation	(124,656)	-	(124,656)
Increase in Subscriptions Receivable	(50,000)	-	(50,000)
Net cash provided by financing activities	$1,782,438	$3,600	$1,787,388

Increase in cash	$120,276	$3,600	$123,876
Cash - beginning of period	3,600	-	-
Cash - end of period	$123,876	$3,600	$123,876

NONCASH ACTIVITIES	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

See Notes to Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

June 30, 2011

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

At June 30, 2011 the Company has not yet commenced any operations.  All activity from April 12, 2010 (date of inception) through June 30, 2011 relates to the Company’s formation, business plan and registration statement.

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

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INTANGIBLE ASSETS

Intangible assets in the amount of $1,500,000, less accumulated amortization of $75,006 consist of the assignment to the Company of Products and Processes valued at $750,000 and Trademarks and Patents valued at $750,000.

NOTE 4. RELATED PARTY LOANS

As at June 30, 2011, affiliates and related parties are due a total of $1,634,486 which is comprised of $1,500,000 due as consideration for the assignment to the Company of its Intangible Assets, $95,876 of accrued compensation to officers of the Company and $6,805 due to related parties prior to the Share Exchange Agreement.

NOTE 5. STOCKHOLDER’S EQUITY

The total number of authorized shares of preferred stock that may be issued by the Company is 100,000,000 with a par value of $0.0001 per share.

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Hamburg Investment Company, LLC ("HIC"), whereby 100,000 shares of Preferred Stock would be issued to HIC for a purchase price of $1.00 per share, or $100,000.00. In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HIC's shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group ("HCFG"), whereby 100,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $1.00 per share, or $100,000.00. In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HCFG's shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

As at June 30, 2011, 200,000 shares of preferred stock are issued and outstanding.

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

As at June 30, 2011 the Company has 28,000,000 common shares issued and outstanding.

NOTE 6. EQUITY COMPENSATION PLAN

On October 1, 2010, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 3,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at June 30, 2011, the Company has granted options to purchase 1,950,000 shares.

NOTE 7. INCOME TAX

At June 30, 2011, deferred tax assets consist of:
Net operating loss carry forward $ (380,654)
Start-up costs capitalized for tax purposes $ -0-
Gross deferred tax assets $ 380,654
Valuation allowance $ (380,654)
Net deferred tax assets $ -0-

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

The Company has evaluated subsequent events through the time the June 30, 2011 financial statements were available for issuance. With the exception of the following events, no events have occurred subsequent to June 30, 2011 that require disclosure or recognition in these financial statements.

On July 1, 2011 the Company entered into a Development and Supply Agreement with Corder Engineering, LLC. The Statement of Work stipulates that Corder Engineering, LLC shall provide ten (10) Evaluation Units which replicate the functionality Target. Target 1000 firmware ver. 320 and add software for a C-reactive protein (CRP) quantitative assay. The total payment under the Agreement stipulates $35,000 over a twelve week period.

On July 1, 2011 the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. ("Meyers Stevens"). The Statement of Work stipulates that Meyers Stevens will manufacture assays and supply a Data Package for the Company and will yield approximately 100 to 200 fully functional assay test devices for internal investigational use. Estimated delivery of the assays is eight (8) weeks from the date of the Agreement for a total cost of $10,194.

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

As of August 11, 2011, we had cash on hand of $104,648 and current liabilities of $109,657.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Hamburg Investment Company, LLC (“HIC”) whereby 100,000 shares of Preferred Stock would be issued to HIC for a purchase price of $1.00 per share, or $100,000.00.  In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HIC’s shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group (“HCFG”) whereby 100,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $1.00 per share, or $100,000.00.  In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HCFG’s shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

The above transactions are exempt from registration under Section 4(2) of the Securities Act.

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

(c)        Affiliated Purchases of Common Stock.

            None.

Item 3.  Defaults Upon Senior Securities.

            None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

            On July 1, 2011, the Company entered into a Development and Supply Agreement with Corder Engineering, LLC. The Statement of Work stipulates that Corder Engineering, LLC shall provide ten (10) Evaluation Units which replicate the functionality Target. Target 1000 firmware ver. 320 and add software for a C-reactive protein (CRP) quantitative assay.  The total payment under the Agreement stipulates $35,000 over a twelve week period.

            On July 1, 2011, the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. (“Meyers Stevens”). The Statement of Work stipulates that Meyers Stevens will manufacture assays and supply a Data Package for the Company and will yield approximately 100 to 200 fully functional assay test devices for internal investigational use.  Estimated delivery of the assays is eight (8) weeks from the date of the Agreement for a total cost of $10,194.

Item 6. Exhibits.

                                                            INDEX TO EXHIBITS

Exhibit	Description

2.1*	Share Exchange Agreement, by and among, ABC Acquisition Corp 1502, Amersey Investments, LLC, Parallax Diagnostics, Inc., and its shareholders, entered into on January 11, 2011

2.2*	Articles of Merger

3.1* 3.2* 10.1

Articles of Incorporation

Amended and Restated Bylaws

Convertible Preferred Purchase Agreement, by and between Hamburg Investment Company, LLC and Parallax Diagnostics, Inc., entered into on June 17, 2011

10.2	Convertible Preferred Purchase Agreement, by and between Huntington Chase Financial Group and Parallax Diagnostics, Inc., entered into on June 17, 2011

10.3	Development and Supply Agreement, by and between Corder Engineering, LLC and Parallax Diagnostics, Inc., entered into on July 1, 2011

10.4	Supply Agreement, by and between Meyers Stevens Group, Inc. and Parallax Diagnostics, Inc., entered into on July 1, 2011

31.1 31.2 32.1

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

Parallax Diagnostics, Inc.

Dated: August 11, 2011	By:	/s/ J. Michael Redmond
J. Michael Redmond
CEO, President, and Director

Parallax Diagnostics, Inc.

Dated: August 11, 2011	By:	/s/ Norman A. Kunin
Norman A. Kunin
Chief Financial Officer