Form 10-Q
period 2011-09-30
PARALLAX DIAGNOSTICS, INC.
filed 2011-11-14
CIK 1501017

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 28,000,000 shares of common stock, par value $0.0001, issued and outstanding.

PARALLAX DIAGNOSTICS, INC.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$142,012	$3,600
Total Current Assets	142,012	3,600

Property, Plant & Equipment (net)	44,257	-

Other Assets
Intangible Assets, net of amortization	1,399,992	-
Total Other Assets	1,399,992	-

TOTAL ASSETS	$1,586,261	$3,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$134,854	$26,402
Total Current Liabilities	134,854	26,402

Related party loans	148,113	1,450

Deferred Revenue	1,500,000	-

Total Liabilities	1,782,967	27,852

Stockholders’(Deficit)
Preferred Stock, $0.0001 par value, 100,000,000 shares
authorized, 210,000 and none issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	21	0
Common stock, $0.0001 par value, 400,000,000 shares
authorized , 28,000,000 and 35,000,000 issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	2,800	3,500
Additional paid in capital-Preferred	299,979	-
Additional paid in capital-Common	227,439	-
Deferred Compensation	(66,325)	-
Accumulated (Deficit)	(660,620)	(27,752)

Total Stockholders' (Deficit)	(196,706)	(24,252)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,586,261	$3,600

See Notes to Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					Cumulative
					From 04/12/2010
	For the 3 months ended		For the 9 months ended		(Inception) to
	09/30/2011	09/30/2010	09/30/2011	09/30/2010	09/30/2011

General and administrative expenses	$161,635	$(1,820)	$417,943	$3,975	$445,695

Operating (loss)	(161,635)	(1,820)	(417,943)	(3,975)	(445,695)

Other Expenses
Amortization of Stock Options	58,331	-	214,925	-	214,925
Total Other Expenses	58,331	-	214,925	-	214,925

Provision for income taxes	-	-	-	-	-

Net (loss)	$(219,966)	$(1,820)	$(632,868)	$(3,975)	$(660,620)

Net (loss) per common share -
basic and diluted	$-	$-	$-	$-	$-

Weighted average common shares
outstanding - basic and diluted	28,000,000	-	28,000,000	-	28,000,000

See Notes to Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			Cumulative
			From 04/12/2010
	For the 9 months ended		(Inception) to
	09/30/2011	09/30/2010	09/30/2011
Cash Flow from operations:
Net loss	$(632,868)	$3,975	$(660,620)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	4,917	-	4,917
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	101,391	2,625	127,793
Increase in accrued payroll - related party	99,369	-	99,369
Net cash (used in) operating activities	(427,191)	(1,350)	(428,541)

Cash Flow from investing activities:
(Increase) in Property, Plant & Equipment	(49,174)	-	(49,174)
(Increase) in Intangible Assets	(1,399,992)	-	(1,399,992)
Net cash (used in) investing activities	(1,449,166)	-	(1,449,166)

Cash Flow from financing activities:
Proceeds from related party loans	54,355	1,450	55,805
Increase in Deferred Revenue	1,500,000	-	1,500,000
Issuance of Preferred Stock	21	-	21
Increase (Decrease) in Capital Stock	(700)	3,500	2,800
Increase in Additional Paid In Capital	227,439	-	227,439
Increase in Additional Paid In Capital due to	299,979	-	299,979
issuance of Preferred Stock
(Increase) in Deferred Compensation	(66,325)	-	(66,325)
Net cash provided by financing activities	2,014,769	4,950	2,019,719

Increase in cash	138,412	3,600	142,012
Cash - beginning of period	3,600	-	--
Cash - end of period	$142,012	$3,600	$142,012

NONCASH ACTIVITIES	$-	$-	$--

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

See Notes to Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011

NOTE 1. OVERVIEW

Parallax Diagnostics, Inc.(the “Company”) was incorporated on April 12, 2010 in the state of Nevada.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business.

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

At September 30, 2011 the Company has not yet commenced any operations.  All activity from April 12, 2010 (date of inception) through September 30, 2011 relates to the Company’s formation, business plan and registration statement.

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

Property, Plant and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repairs and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 7 years.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:

	September 30,	December 31,
	2011	2010

Medical Devices & Instruments	$49,174	$-
Accumulated Deprecation	(4,917)	-
Property Plant & Equipment, Net	$44,257	$-

Depreciation expense totaled $4,917 and none for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets in the amount of $1,500,000, less accumulated amortization of $100,008 consist of the assignment to the Company of Products and Processes valued at $750,000 and Trademarks and Patents valued at $750,000.

NOTE 5. RELATED PARTY LOANS

As at September 30, 2011, affiliates and related parties are due a total of $148,113 which is comprised of $141,308 of accrued compensation to officers of the Company and $6,805 due to related parties prior to the Share Exchange Agreement.

NOTE 6. DEFERRED REVENUE

On September 30, 2011, the Company entered into Modification Agreements with Montecito Bio Sciences, Ltd. (“Montecito”) regarding the Agreement of the Assignment of Intellectual Property (the “Assignment Agreement”) and the Assignment of the License of Intellectual Property (the “License Agreement”), both Agreements having been entered into on September 10, 2010.  The nature of the Modifications to the Assignment Agreement and the License Agreement were to increase the royalty amounts (“Royalties”) due to Montecito from Four Percent (4%) to Five Percent (5%) and from Three and One Half Percent (3 ½%) to Four and One Half Percent (4 1/2%), respectively.  The Assignment Agreement Royalties shall revert back to Four Percent (4%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue and the License Agreement Royalties shall revert back to Three and One Half Percent (3 ½%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDER’S EQUITY

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

On September 30, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group ("HCFG"), whereby 10,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $10.00 per share, or $100,000.00. In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of HCFG's shares of Preferred Stock to shares of Common Stock at an exercise price of $10.00 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

As at September 30, 2011, 210,000 shares of preferred stock are issued and outstanding.

The total number of authorized shares of common stock that may be issued by the Company is 400,000,000 with a par value of $0.0001 per share.

On January 11, 2011, pursuant to the Share Exchange Agreement, Amersey Investments, LLC cancelled to treasury 28,000,000 shares of the Company's common stock.

As at September 30, 2011 the Company has 28,000,000 common shares issued and outstanding.

NOTE 9.  EQUITY COMPENSATION PLAN

On October 1, 2010, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 3,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at September 30, 2011, the Company has granted options to purchase 1,950,000 shares.

NOTE 10. INCOME TAX

At September 30, 2011, deferred tax assets consists of:
Net operating loss carry forward	$ (660,620)
Start-up costs capitalized for tax purposes	$ -0-
Gross deferred tax assets	$ 660,620
Valuation allowance	$ (660,620)
Net deferred tax assets	$-0-

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

NOTE 11.  SUBSEQUENT EVENTS

In 2009, the FASB ASC Topic 865 (formerly FASB 165, Subsequent Events) , which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements.  This ASC Topic also requires disclosure regarding the date through which subsequent events have been evaluated.

The Company has evaluated subsequent events through the time the September 30, 2011 financial statements were available for issuance.  With the exception of the following events, no events have occurred subsequent to September 30, 2011 that require disclosure or recognition in these financial statements.

During the period October 1, 2011 through November 14, 2011 the Company increased its loans from related parties by $8,000, from a total of $148,113 at September 30, 2011 to $156,113 at November 14, 2011. The increase represents accrued compensation owed to related parties in the amount of $8,000.

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

As of November 14, 2011, we had cash on hand of $112,429 and current liabilities of $125,432.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2011.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

On September 30, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group ("HCFG"), whereby 10,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $10.00 per share, or $100,000.00.  In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of HCFG's shares of Preferred Stock to shares of Common Stock at an exercise price of $10.00 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

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

3.1* 3.2* 10.1*

Articles of Incorporation

Amended and Restated Bylaws

Convertible Preferred Purchase Agreement, by and between Hamburg Investment Company, LLC and Parallax Diagnostics, Inc., entered into on June 17, 2011

10.2*	Convertible Preferred Purchase Agreement, by and between Huntington Chase Financial Group and Parallax Diagnostics, Inc., entered into on June 17, 2011

10.3*	Development and Supply Agreement, by and between Corder Engineering, LLC and Parallax Diagnostics, Inc., entered into on July 1, 2011

10.4*	Supply Agreement, by and between Meyers Stevens Group, Inc. and Parallax Diagnostics, Inc., entered into on July 1, 2011
10.5	Convertible Preferred Purchase Agreement, by and between Huntington Chase Financial Group and Parallax Diagnostics, Inc., entered into on September 30, 2011

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

Parallax Diagnostics, Inc.

Dated: November 14, 2011	By:	/s/ J. Michael Redmond
J. Michael Redmond
CEO, President, and Director

Parallax Diagnostics, Inc.

Dated: November 14, 2011	By:	/s/ Norman A. Kunin
Norman A. Kunin
Chief Financial Officer