Form 10-K
period 2011-12-31
PARALLAX DIAGNOSTICS, INC.
filed 2012-04-13
CIK 1501017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]        Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

[   ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 000-54115

PARALLAX DIAGNOSTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0773427
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

{00239961. }

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

Yes    ☒ No     ☐

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

Yes    ☐ No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011was $2,800 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 6, 2012, the registrant had 28,020,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

PARALLAX DIAGNOSTICS, INC.

2011 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

 Corporate History and Background

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

Business Overview

We are currently headquartered in Cambridge, Massachusetts. Parallax is a development stage company whose principal line of business is in the bio-medical sector.  More specifically, Parallax is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.

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

The foregoing summaries of the Assignment Agreement and License Agreement are not complete and are qualified in their entirety by reference to the complete text of the Assignment Agreement and License Agreement, which have been included as exhibits in previously filed reporting documents.

On September 30, 2011, the Company entered into Modification Agreements with Montecito regarding the Assignment Agreement and the License Agreement, both entered into on September 10, 2010.  The nature of the Modifications to the Assignment Agreement and the License Agreement were to increase the royalty amounts (“Royalties”) due to Montecito from Four Percent (4%) to Five Percent (5%) and from Three and One Half Percent (3 ½%) to Four and One Half Percent (4 ½ %), respectively.  The Assignment Agreement Royalties shall revert back to Four Percent (4%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue and the License Agreement Royalties shall revert back to Three and One Half Percent (3 ½%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue. As of December 31, 2011, the Company has recorded Deferred Revenue in the amount of $1,500,000.

The foregoing summaries of the Modification Agreements are not complete and are qualified in their entirety by reference to the complete text of the Modification Agreements, which are incorporated by reference as Exhibits 10.26 and 10.27, respectively.

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

New Product Identification

1.                Track all CDC, FDA, WHO, relevant reports of medical diagnostic requirements. Provide analysis of whether the test should be Specialized, Quantitative or Qualitative.2.                Determine human capital requirements: project management, outsourcing needed political needs (if any) and social needs (affiliations with association or non-profit groups).

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

Infectious Diseases; Current FDA Cleared Tests

Rubella

Rubella, German measles, is a highly contagious disease, which is generally transmitted by direct contact with infected persons. Rubella is generally a mild disease. However, when a pregnant woman becomes infected with rubella, the virus may infect the placenta, multiply and induce serious damage to the fetus.  Rubella and congenital rubella syndrome became nationally notifiable diseases in 1966. The largest annual total of cases of rubella in the United States was in 1969, when 57,686 cases were reported (58 cases per 100,000 populations). Following vaccine licensure in 1969, rubella incidence fell rapidly. By 1983, fewer than 1,000 cases per year were reported (<0.5 cases per 100,000 population).  A moderate resurgence of rubella occurred in 1990-1991, primarily due to outbreaks in California (1990) and among the Amish in Pennsylvania (1991). In 2002 a record low annual total of 18 cases were reported.Rotavirus

Human rotavirus is recognized as a major cause of gastroenteritis in infants, young children, and the elderly. During the winter months a portion of gastroenteritis in children is due to rotavirus infection. The disease manifests with the symptoms of vomiting, diarrhea, and fever. Rapid and accurate diagnosis is important to avoid inappropriate antibiotic therapy, provide proper treatment early, and to prevent spread of nosocomial infection.

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

For Parallax and our patented technology, as well as our efforts to design a handheld diagnostics device for optimal market use, this means:

a.                development of an AIDS testing system which is compatible with proven and reliable ELISA based target system technology.

b.                expansion of the capabilities of our handheld device to provide a mobile testing platform.

c.                increase the economy of the diagnostics platform by the development of additional utility of the device without redundant infrastructure investments (additional data acquisition of patients, additional tests for other, predominant diseases).

d.                acceptance of the testing system as well as the platform within the medical community of African, Asian, and other countries with mounting problems in the field of HIV and other infectious diseases.

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

Market, Opportunities and Competition

The in vitro diagnostic market alone represents a $25 billion market worldwide. The trend is moving toward point-of-care (“POC”) diagnostics using systems and procedures, which do not require extensive laboratory equipment. Here, direct read-out technology will provide a suitable tool, which can be used in basically every environment. The growth in this market is expected to continue through the end of the decade. Annual growth in the POC market is projected to increase by 27% over the next five years.

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

•                  Results: Approximately 1 hour or less

•                  Specimen Types: Urine, saliva, serum, plasma, or whole blood

•                  Sensitivity: Generally lower than flow through and lateral flow tests

•                  Advantages: Same patient can be tested for multiple parameters with a single assay

Agglutination

The basic principle of an agglutination assay is the formation of clumps (agglutination) of small particles coated with antigens when exposed to antibodies specific for the antigen. The test particles and the patient antibodies combine to form a visible precipitate.  This usually is observed under a microscope.

•                  Advantages: Low individual test cost, semi-quantitative results, and relatively short time to obtain results.

•                  Disadvantages: Results can vary as the test reaction depends upon careful control of the test reagents and environmental conditions.

•                  Sensitivity: Lower than flow through or lateral flow tests.

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

Suppliers

On July 1, 2011 the Company entered into a Development and Supply Agreement with Corder Engineering, LLC.  The Statement of Work stipulates that Corder Engineering, LLC shall provide ten (10) Evaluation Units which replicate the functionality Target. Target 1000 firmware ver. 320 and add software for a C-reactive protein (CRP) quantitative assay.  The total payment under the Agreement stipulates $35,000 over a twelve week period. As of December 31, 2011, payments totaling $17,500 have been made, and $17,500 has been accrued.

On July 1, 2011 the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. The Statement of Work stipulates that Meyers Stevens Group, Inc. will manufacture assays and supply a Data Package for the Company and will yield approximately 100 to 200 fully functional assay test devices for internal investigational use.  Estimated delivery of the assays is eight (8) weeks from the date of the Agreement for a total cost of $10,194. As of December 31, 2011, payments totaling $8,980 have been made, and $1,214 has been accrued.

We rely upon these suppliers to provide all of our test cartridges materials used in association with the development of our products. If these suppliers were to cease providing test cartridges materials to us, our ability to develop our products may be adversely affected, and as such, we may be unable to meet our customer’s requirements.  This could result in significant loss of revenues and damage to our customer relationships, which could have a material adverse effect on our business, results of operations, and financial condition.

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

•                  Affordability:  Many rapid diagnostic tests are more expensive than the tests or syndromic algorithms they are intended to replace. Decreasing per-test costs, carefully designing diagnostic algorithms, and educating end users about the cost-savings of more efficient use of therapeutic drugs are important means of maximizing rapid test affordability.

•                  Availability:  Rapid diagnostic tests are not always available in developing countries. Most tests have limited shelf lives, and many countries have weak public and private sector procurement and distribution systems. The consistency and quality of imported tests can also be issues. To address these constraints, local government regulations, quality assurance, shelf life testing, and distribution systems all need to be assessed and improved. We will initially control all of the manufacturing of our Target System test cartridges and Desk Top Analyzer and Hand-Held Analyzer in conjunction with Montecito.

We also plan to develop and utilize our patented antibody development process in order to produce and deliver antibody test markers to our spin-off companies.  We will also develop relationships with antibody test marker producers to accelerate the deliverof new tests to our spin-off companies.  We will look to identify, negotiate and acquire markers from third-party producers.  In this case, we will test and approve the antibody test marker to be used in our Target System.

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

Overview of Medical Devices and Their Regulatory Pathways: 510(k) FDA Cleared Tests

Medical Devices: The Basics

The definition has several components. A medical device:

•                  diagnoses, cures, lessens, treats, or prevents disease

•                  affects the function or structure of the body

•                  does not achieve primary intended purposes through chemical action

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

The Amendments:

•                  defined a medical device,

•                  established three device classes (I, II, and III),

•                  identified pathways to market,

•                  established Advisory Panels, and

•                  set clinical investigation requirements.

Subsequent legislation strengthened the FDA’s regulatory authority:

Table 1: Major Medical Device Legislation

Legislation	Significance
Safe Medical Devices Act of 1990	• established Quality System requirements
• supported post market surveillance
• allowed FDA discretion for PMAs brought to panel
FDA Modernization Act of 1997	• supported for early collaboration, expanded Class I and Class II exemptions
• set the "least burdensome provision"*
• supported dispute resolution
• established evaluation of automatic Class III designation (giving the sponsor the opportunity to request lower classification due to a minimal risk device, known as "de novo" review)
• mandated free and open participation by all interested persons
Medical Device User Fee and Modernization Act (MDUFMA) of 2002	• established a fee schedule for most types of device submissions to achieve shorter review times
• requires FDA to include pediatric experts on the panel for a product intended for pediatric use
FDA Modernization Act of 2007	• reauthorized and expanded MDUFMA

The least burdensome provision allows industry and FDA to consider the least burdensome appropriate means of evaluating a device’s effectiveness when there’s a reasonable likelihood of its approval. The intent is to help expedite the availability of new device technologies without compromising scientific integrity in the decision-making process or FDA's ability to protect the public health. This provision does not lower the standard for premarket clearance and approval.

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

Following clinical studies, a device’s journey to market can take one of four major pathways:

1.                Investigational Device Exemptions (IDE)

2.                Premarket Notification (510(k))

3.                Premarket Approval Application (PMA)

4.                Humanitarian Device Exemption (HDE)

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

Substantial Equivalence

A device is substantially equivalent (SE) if it has the same intended use and same technological characteristics as a legally marketed device, known as the predicate. A legally marketed device:

1.                was legally marketed prior to May 28, 1976 ("pre-amendments device"), for which a PMA is not required,

 or

2.                was reclassified from Class III to Class II or Class I,

or

3.                was found SE through the 510(k) process.

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

•   primarily for Class II devices

•   a Class I or II pre-amendment or legally marketed device (predicate) exists

•   third party review option is available for devices not requiring clinical data

•   documented proof of Substantial Equivalence to a predicate is required

•   primarily for Class III devices

•   a Class I or II pre-amendment or legally marketed device (predicate) does not exist

•   device is life supporting and/or has potential risk to patient

•   documented safety and effectiveness data for the device is required

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

With post-approval studies, FDA can evaluate device performance and potential problems when the device is used more widely than in clinical trials and over a longer period of time. This allows FDA to build in accountability and gather essential post market information, including:

•                  longer-term performance of the device (for example, effects of re-treatments and product changes)

•                  community performance (clinicians and patients)

•                  effectiveness of training programs

•                  sub-group performance

•                  outcomes of concern – real and potential

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws

Employees

At this time, our CEO, President, and Director, Mr. J. Michael Redmond, is our only full time employee.  Our CFO, Norman A. Kunin, our CSO, Dr. Roger Morris, our Vice President, Mike Contarino,  and our directors, Edward W. Withrow III, Dr. Jorn Gorlach, E. William Withrow Jr., David Engert and Anand Kumar provide services to us on an as-needed basis.

Reports to Security Holders

We are a reporting company and comply with the requirements of the Exchange Act.  We file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited consolidated financial statements to each of our shareholders.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is not trading on any stock exchange. We are not aware of any market activity in our stock since our inception and through the date of this filing.

Holders

As of March 31, 2012, there were 3 record holders of 28,020,000 shares of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Parallax Equity Compensation Plan Information

Information relating to securities authorized for issuance under equity compensation plans as of December 31, 2011, is as follows:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders:
ESOP dated October 1, 2010	1,950,000	$0.23	0
TOTAL	1,950,000	$0.23	0

Common Stock

The authorized capital stock of our Company consists of 400,000,000 shares of Common Stock, par value $0.0001 per share.

On April 15, 2010, the company issued 35,000,000 shares of common stock for $0.0001 per share to Amersey Investments, LLC in consideration for $3,500 in cash.

During January, 2011, 28,000,000 shares of common stock were canceled and returned to treasury, as a result of the Merger.

During January, 2011, the Company issued 21,000,000 shares of common stock for $0.0001 per share to Parallax Diagnostics Inc., as a result of the Merger.

During December, 2011, the Company issued 20,000 shares of common stock at $0.001 per share to Grant Park Global LLC pursuant to the Confidential Settlement Agreement and Mutual Release of Claims attached hereto as Exhibit 10.28.  As a result, $18 has been recorded to additional paid in capital related to common stock.

As of December 31 2011, 28,020,000 shares of Common Stock were issued and outstanding.

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

In June, 2011 the Company issued 100,000 shares of preferred stock to Hamburg Investment Company, LLC in consideration for $100,000 cash and the Company issued 100,000 shares of preferred stock to Huntington Chase Financial Group LLC in consideration for $100,000 in cash. As a result of these transactions, $199,980 has been recorded to preferred paid in capital.

In September, 2011, the Company issued 10,000 shares of preferred stock to Huntington Chase Financial Group LLC in consideration for $100,000 cash.  As a result, $99,999 has been recorded to preferred paid in capital.

In December, 2011, the Company issued 10,000 shares of preferred stock to David Engert in consideration for $100,000 cash.  As a result, $99,999 has been recorded to preferred paid in capital.

As of December 31, 2011, 220,000 shares of Preferred Stock were issued and outstanding.

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

During December, 2011, the Company issued 20,000 shares of common stock at $0.001 per share to Grant Park Global LLC pursuant to the Confidential Settlement Agreement and Mutual Release of Claims attached hereto as Exhibit 10.28.

In June, 2011 the Company issued 100,000 shares of preferred stock to Hamburg Investment Company, LLC in consideration for $100,000 cash and the Company issued 100,000 shares of preferred stock to Huntington Chase Financial Group for $100,000 in cash.

In September, 2011, the Company issued 10,000 shares of preferred stock to Huntington Chase Financial Group LLC in consideration for $100,000 cash.

In December, 2011, the Company issued 10,000 shares of preferred stock to David Engert in consideration for $100,000 cash.

The above transactions are exempt from registration pursuant to Section 4(2) of the Securities Act.

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

The following discussion should be read in conjunction with audited financial statements and the related notes for the years ended December 31, 2010 and December 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the bio-medical sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in the bio-medical field. We have not earned any revenue.

As of December 31, 2011, we had cash on hand of $136,066 and current liabilities of $290,776.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We anticipate that we will require a minimum of $2,000,000 to fund our continued operations for the next twelve months.

We have incurred losses of $830,975 since inception and our ability to continue as a going concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Results of Operations

Comparison of Calendar Year Ended December 31, 2011 to Fiscal Year Ended December 31, 2010

Net cash (used in) provided by operating activities.  During the calendar year ended December 31, 2011, net cash (used in) operating activities was $(198,680) compared with $(1,350) for the calendar year ended December 31, 2010.  The increase in net cash used in operating activities for the calendar year ended December 31, 2011 was primarily attributable to an increase in amortization of intangible assets of $125,010 and amortization of stock compensation in the amount of $238,880.

Net cash (used in) provided by investing activities.  During the calendar year ended December 31, 2011, net cash (used in) investing activities increased to $(1,551,393) compared with $0 for the calendar year ended December 31, 2010.  The increase in net cash used in investing activities was a result of an increase of $1,500,000 in intangible assets resulting from the Assignment and License Agreements entered into in September, 2010.

Net cash provided by financing activities. During the calendar year ended December 31, 2011, net cash provided by financing activities was $1,882,539 compared with $4,950 provided by financing activities for the calendar year ended December 31, 2010.  The increase in net cash provided by financing activities was a result of an increase in deferred revenue in the amount of $1,500,000, an increase in paid in capital of $227,439 due to the merger, and an increase in preferred stock paid in capital of $399,978 resulting from the issuance of preferred stock.

	Calendar Year End
	December 31,
	2011	2010

Revenue	$0	$0

Gross Profit	0	0

Selling, general and administrative expenses	(429,054)	(27,752)

Depreciation and Amortization	(374,169)	0

Net income (loss)	$(803,223)	$(27,752)

Operating Expenses.   Operating expenses increased to $428,956 for the calendar year ended December 31, 2011, from $27,752 for the calendar year ended December 31, 2010. The increase in expenses was primarily due to an increase in executive compensation and an increase in consulting fees.

Current Liabilities.  Current liabilities increased to $290,776 for the calendar year ended December 31, 2011 from $27,852 for the calendar year ended December 31, 2010.  The increase in total liabilities was primarily due to the accrual of executive compensation and an increase in related party loans.

Deferred Revenue. Deferred Revenue was $1,500,000 for the year ended December 31, 2011 compared to $0 for the year ended December 31, 2010. The increase in deferred revenue for the calendar year ended December 31, 2011 was due to the deferral of $1,500,000 in revenue pursuant to the terms of licensing agreements with Montecito Bio Sciences Ltd.

Depreciation and Amortization. Depreciation and amortization was $374,169 for the calendar year ended December 31, 2011, compared to $0 for the calendar year ended December 31, 2010. The increase is primarily due to the capitalization of intangible assets derived from the existing contractual Agreements with Montecito, and the amortization of stock compensation.  The aggregate value of intangible assets of $1.5 million is being amortized over a period of 180 months.

Net Income (loss). We had a net loss of $(803,223) for the calendar year ended December 31, 2011, as compared to a net loss of $(27,752) for the calendar year ended December 31, 2010.  The increase in net loss is primarily attributable to increases in general and administrative expenses, and amortization expense.

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

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of

PARALLAX DIAGNOSTICS INC.

We have audited the accompanying balance sheets of PARALLAX DIAGNOSTICS, INC. (the “Company”) as of December 31, 2011 and 2010, the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the cash flows for period beginning April 12, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARALLAX DIAGNOSTICS INC. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the period aforementioned in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA

March 27, 2012

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
	2011	2010
ASSETS
Current Assets
Cash & cash equivalents	$136,066	$3,600
Total Current Assets	136,066	3,600

Property, Plant & Equipment, net	41,114	-

Intangible Assets, net of amortization	1,370,490	-

TOTAL ASSETS	$1,547,670	$3,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$104,415	$26,402
Related party payables	152,361	-
Related party loans	14,000	1,450
Notes & loans payable	20,000	-
Total Current Liabilities	290,776	27,852

Deferred Revenue	1,500,000	-

Total Liabilities	1,790,776	27,852

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $0.0001 par value, 100,000,000 shares	22	-
authorized, 220,000 and none issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively
Common stock, $0.0001 par value, 400,000,000 shares	2,802	3,500
authorized, 28,020,000 and 35,000,000 issued and outstanding as of December 31, 2011 and December 31, 2010, respectively
Additional paid in capital - Preferred	399,978	-
Additional paid in capital - Common	227,456
Subscriptions receivable	(20)
Accumulated Deficit	(873,345)	(27,752)
Total Stockholders' (Deficit)	(243,106)	(24,252)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,547,670	$3,600

See Notes to Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative From
	For the 12	For the 9	April 12, 2010
	Months ended	Months ended	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

General and administrative expenses	$428,956	$27,752	$456,708

Operating (loss)	(428,956)	(27,752)	(456,708)

Other Expenses
Depreciation & amortization	135,289	-	135,289
Amortization of deferred compensation	238,880	-	238,880
Interest expense	98		98
Total Other Expenses	374,267	-	374,267

Provision for income taxes	-	-

Net (loss)	$(803,223)	$(27,752)	$(830,975)

Net (loss) per common share - basic and diluted	$(0.03)	$(0.00)	$-

Weighted average common shares outstanding - basic and diluted	31,018,462	35,000,000	35,000,000

See Notes to the Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
S TATEMENTS OF CASH FLOWS

			Cumulative From
	For the 12 months ended	For the 9 months ended	April 12, 2010
			(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Cash Flow from operations:	$(803,223)	$(27,752)	$(830,975)
Net loss
Depreciation	10,279	-	10,279
Amortization of intangible assets	125,010	-	125,010
Amortization of deferred compensation	238,880		238,880
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	78,013	26,402	104,415
Increase in expenses payable to related parties	152,361	-	152,361
Net cash (used in) operating activities	(198,680)	(1,350)	(200,030)

Cash Flow from investing activities:
(Increase) in Property, Plant & Equipment	(51,393)	-	(51,393)
(Increase) in Intangible Assets	(1,500,000)	-	(1,500,000)
	(1,551,393)	-	(1,551,393)
Cash Flow from financing activities:
Proceeds from related party loans	14,000	1,450	15,450
(Repayment) of related party loans	(1,450)	-	(1,450)
Proceeds from loans payable	24,500	-	24,500
Increase in Deferred Revenue	1,500,000	-	1,500,000
(Increase) in Deferred Compensation	(281,250)	-	(281,250)
Increase (Decrease) in Capital Stock due to Merger	(700)	3,500	2,800
Increase in Additional Paid In Capital due to Merger	227,456	-	227,456
Issuance of Preferred Stock	22	-	22
Issuance of Common Stock	2	-	2
Increase in Preferred Paid In Capital due to stock issuance	399,978	-	399,978
Net cash provided by financing activities	1,882,539	4,950	1,887,489

Increase in cash	132,466	3,600	136,066

Cash - beginning of period	3,600	-	-

Cash - end of period	$136,066	$3,600	$136,066

NONCASH ACTIVITIES	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Notes to the Financial Statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM APRIL 12, 2010 (INCEPTION) TO DECEMBER 31,2011

								(DEFICIT)
								ACCUMULATED
								DURING THE
	COMMON/PREFERRED STOCK		PAID IN CAPITAL			SUBSCRIPTIONS	DEFERRED	EXPLORATION
	SHARES	AMOUNT	PREFERRED	COMMON		RECEIVABLE	COMP	STAGE	TOTAL
Balance, April 12, 2010 (date of inception)	-	$-	$-	$		$-	$-	$-	$-

Issuance of common stock for cash , April 15, 2010	35,000,000	3,500						-	3,500

Net loss	-	-						(27,752)	(27,752)

Balance, December 31, 2010	35,000,000	3,500			-			(27,752)	(24,252)

Issuance of common stock, January 11, 2011	21,000,000	2,100			(2,100)			-	-

Subscription Payment					125			-	125

Stock Cancellation	(28,000,000)	(2,800)			2,800			-	-

Accounting for Parallax / ABC Merger					(54,637)				(54,637)

Issuance of Stock Options					281,250		(182,985)	(98,265)	-

Net loss								(96,986)	(96,986)

Balance, March 31, 2011	28,000,000	2,800	-		227,438		(182,985)	(223,003)	(175,750)

Net loss								(159,322)	(159,322)

Amortization of stock Options							58,329	(58,329)	-

Issuance of preferred stock	100,000	10	99,990						100,000

Issuance of preferred stock	100,000	10	99,990			(50,000)			50,000

Balance, June 30, 2011	28,200,000	2,820	199,980		227,438	(50,000)	(124,656)	(440,654)	(185,072)

Net loss								(161,635)	(161,635)

Amortization of stock options							58,331	(58,331)	-

Issuance of preferred stock	10,000	1	99,999						100,000

Subscriptions Received						50,000			50,000

Balance, September 30, 2011	28,210,000	2,821	299,979		(227,438)	-	(66,325)	(660,620)	(196,707)

Net loss								(146,400)	(146,399)

Amortization of stock options							23,955	(23,955)	-

Issuance of preferred stock	10,000	1	99,999						100,000

Issuance of common stock for cash	20,000	2			18	(20)			-

Balance, December 31, 2011	28,240,000	$2,824	$399,978		$(227,456)	$(20)	$(42,370)	$(830,975)	$(243,106)

See Notes to Financial Statements

                                                                                                                                                                                            F-5

PARALLAX DIAGNOSTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 1. OVERVIEW

Parallax Diagnostics, Inc.(the “Company”) was incorporated on April 12, 2010 in the state of Nevada.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign On January 11, 2011 (the “Closing Date”), the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Amersey Investments, LLC (“Amersey”), Parallax Diagnostics, Inc., a Delaware corporation (“Parallax”) and its sole shareholder, Montecito Bio Sciences, Ltd. (“Montecito”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, (i) the Company acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of our common stock, par value $0.0001 and (ii) Parallax merged with and into the Company whereupon the Company continued as the surviving entity and the corporate existence of Parallax ceased (the “Merger”).  Additionally, as further consideration for the share exchange and Merger and in accordance with the Shares Exchange Agreement, Amersey cancelled to treasury 28,000,000 shares of the Company’s common stock.

business.

As a result of the transactions effected by the Share Exchange Agreement, (i) the former business of Parallax is now the Company’s sole business and (ii) there is a change of control whereby the former shareholder of Parallax, Montecito, will now own a controlling 75% ownership interest in the Company.  In addition, the Company changed its name to “Parallax Diagnostics, Inc.”

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

At December 31, 2011 the Company has not yet commenced material operations.  All activity from April 12, 2010 (date of inception) through December 31, 2011 relates to the Company’s formation and development of our business plan.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:

	December 31,
	2011	2010
Office Equipment	$6,199	$-
Medical Devices & Instruments	45,194	-
Sub-Total	51,393	-
Accumulated Deprecation	(10,279)	-
Property Plant & Equipment, Net	$41,114	$-

Depreciation expense totaled $10,279 and none for the years ended December 31, 2011 and 2010, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible Assets consists of the following:

	December 31,
	2011	2010
Products & Processes	$750,000	$-
Trademarks & Patents	750,000	-
Sub-Total	1,500,000	-
Accumulated Amortization	(125,010)	-
Intangible Assets, net	$1,374,990	$-

Amortization expense totaled $125,010 and none for the years ended December 31, 2011 and 2010, respectively.

NOTE 5. RELATED PARTY PAYABLE

As at December 31, 2011, affiliates and related parties are due a total of $166,361 which is comprised of $14,000 cash loans, $143,019 of accrued compensation to officers of the Company and $9,342 due to related parties for reimbursable expenses.

NOTE 6. DEFERRED REVENUE

On September 30, 2011, the Company entered into Modification Agreements with Montecito Bio Sciences, Ltd. (“Montecito”) regarding the Agreement of the Assignment of Intellectual Property (the “Assignment Agreement”) and the Assignment of the License of Intellectual Property (the “License Agreement”), both Agreements having been entered into on September 10, 2010.  The nature of the Modifications to the Assignment Agreement and the License Agreement were to increase the royalty amounts (“Royalties”) due to Montecito from Four Percent (4%) to Five Percent (5%) and from Three and One Half Percent (3 ½%) to Four and One Half Percent (4 1/2%), respectively.  The Assignment Agreement Royalties shall revert back to Four Percent (4%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue and the License Agreement Royalties shall revert back to Three and One Half Percent (3 ½%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue. As of December 31, 2011, the Company has recorded Deferred Revenue in the amount of $1,500,000.

NOTE 7. COMMITMENTS AND CONTINGENCIES

On July 1, 2011 the Company entered into a Development and Supply Agreement with Corder Engineering, LLC.  The Statement of Work stipulates that Corder Engineering, LLC shall provide ten (10) Evaluation Units which replicate the functionality Target. Target 1000 firmware ver. 320 and add software for a C-reactive protein (CRP) quantitative assay.  The total payment under the Agreement stipulates $35,000 over a twelve week period. As of December 31, 2011, payments totaling $17,500 have been made, and $17,500 has been accrued.

On July 1, 2011 the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. ("Meyers Stevens"). The Statement of Work stipulates that Meyers Stevens will manufacture assays and supply a Data Package for the Company and will yield approximately 100 to 200 fully functional assay test devices for internal investigational use.  Estimated delivery of the assays is eight (8) weeks from the date of the Agreement for a total cost of $10,194. As of December 31, 2011, payments totaling $8,980 have been made, and $1,214 has been accrued.

NOTE 8. PREFERRED STOCK

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

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group LLC ("HCFG"), whereby 100,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $1.00 per share, or $100,000.00.  In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HCFG’s shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On September 30, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group LLC ("HCFG"), whereby 10,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $10.00 per share, or $100,000.00.  In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of HCFG’s shares of Preferred Stock to shares of Common Stock at an exercise price of $10.00 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On December 6, 2011, the Company entered into a Convertible Preferred Purchase Agreement with David Engert, ("Engert") whereby 10,000 shares of Preferred Stock would be issued to Engert for a purchase price of $10.00 per share, or $100,000.00.  In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of Engert’s shares of Preferred Stock to shares of Common Stock at an exercise price of $10.00 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

As at December 31, 2011, 220,000 shares of preferred stock are issued and outstanding.

NOTE 9. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 400,000,000 with a par value of $0.0001 per share.

On April 15, 2010, the Company issued 35,000,000 common shares for cash at a price of $.0001

On January 11, 2011, pursuant to the Share Exchange Agreement, Amersey Investments, LLC cancelled to treasury 28,000,000 shares of the Company's common stock

During January, 2011, the Company issued 21,000,000 common shares as a result of the merger.

.

During January, 2011 the Company issued 125,000 common shares for cash at a price of $.001 per share.

As at December 31, 2011 the Company has 28,000,000 common shares issued and outstanding.

NOTE 10.  EQUITY COMPENSATION PLAN

On October 1, 2010, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 3,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at December 31, 2011, the Company has granted options to purchase 1,950,000 shares. In connection with the options granted, a total of $281,250 has been recorded as deferred compensation, and is being amortized over a 12-18 month vesting period.  During the year 2011, the Company recognized $238,880 in amortization.

NOTE 11. INCOME TAX

Deferred tax assets consist of:

	2011	2010
Net operating loss carry forward	$830,975	$27,752
Start-up costs capitalized for tax purposes	-	-
Gross deferred tax assets	830,975	27,752
Valuation allowance	(830,975)	(27,752)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance

The difference between the statutory tax rate of 35% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

NOTE 12.  SUBSEQUENT EVENTS

In 2009, the FASB ASC Topic 865 (formerly FASB 165, Subsequent Events) , which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements.  This ASC Topic also requires disclosure regarding the date through which subsequent events have been evaluated.

On January 2, 2012 the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation.  The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month.

During the period January 1, 2012 through March 31, 2012, the Company increased its loans from related parties by $13,000, from a total of $166,361 at December 31, 2011 to $179,361 at March 8, 2012. The increase represents accrued compensation owed to related parties in the amount of $13,000.

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

Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with the U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:

(i)               pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

(ii)             provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and

(iii)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only a management’s report in its annual report.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

               None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our current executive officers and directors and their ages are as follows:

Name	Age	Position
J. Michael Redmond	51	CEO, President, Director
Norman A. Kunin	74	CFO
Mike Contarino	56	Vice President of Systems Development
Dr. Roger Morris	59	Chief Science Officer
Edward W. Withrow III	47	Director
Dr. Jorn Gorlach	50	Director
E. William Withrow Jr.	74	Director
Anand Kumar	69	Director
David Engert	59	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

 J. Michael Redmond

Mr. J. Michael Redmond, age 51, has over twenty-five years of experience in the medical device and biotech markets.  In May of 2009, Mr. Redmond founded JMR, Inc. and has served as its President since that time. JMR, Inc. provides business development and marketing services to diagnostic and biotech companies.  As President, Mr. Redmond is responsible for developing and implementing the business plan of the company.

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

Norman A. Kunin

Mr. Kunin, age 74, has over thirty years of diversified financial management experience. Since May 2003, Mr. Kunin has served either as Chief Financial Officer or Financial Business Consultant to Addison-Davis Diagnostics, Inc., a publicly traded bio-medical diagnostics company. As CFO and Financial Business Consultant, Mr. Kunin has been responsible for financial business and strategic planning.

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

Mike Contarino

Mr. Mike Contarino, age 56, has extensive experience developing, integrating and driving complex programs to meet corporate goals. Additionally, Mr. Contarino has directed Regulatory Affairs, Quality Assurance and Manufacturing. As a technical and operations professional, Mr. Contarino brings over 30 years successful leadership in product development, commercialization of complex medical/diagnostic instrumentation, and operations management.

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

Dr. Roger Morris

Dr. Roger Morris, age 59, has experience providing over all guidance for technology development, intellectual property and scientific communications strategies.  Dr. Morris has twenty years management and technical experience in developing clinical diagnostic systems with Baxter Healthcare Corporation, bioMerieux and most recently XL TechGroup. During this time he has developed and launched a number of successful automated diagnostic system products.

Dr. Morris received his B.Sc. and PhD in biochemistry from the University of Salford, UK and did his Post Doctorate work at Cornell and has published over 20 scientific articles and received 14 patents.

Edward W. Withrow III

Mr. Edward W. Withrow III, age 47, currently serves as a director for ABC Acquisition Corp 1502.  In addition to serving as a director for ABC Acquisition Corp 1502, Mr. Withrow III currently serves as the Chairman of the Board for Ecologic Transportation, Inc., a company founded by Mr. Withrow III and dedicated to providing environmentally friendly transportation services. Mr. Withrow III also currently serves as the President and CEO of Montecito Bio Sciences, Ltd., a bio-medical diagnostics company.  As President and CEO, Mr. Withrow III is responsible for creating and implementing the company’s business plan, raising capital and forming strategic alliances with industry partners.

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

Dr. Jorn Gorlach

Dr. Jorn Gorlach, age 50, has over twenty years of experience in the bio-medical field. In 2001, Dr. Gorlach co-founded AAvantgarde, a management consulting firm focused on the development and support of start-up companies. Since the inception of AAvantgarde in 2001, Dr. Gorlach has also served as one of its directors.  As a co-founder and director of AAvantgarde, Dr. Gorlach is responsible for management consulting, licensing, and general operations. Since 2006, Dr. Gorlach has also served as a co-founder and director of Montecito Bio Sciences, Ltd., a diagnostics and testing company with proprietary technology for point of care diagnostics, testing, and data communication.  Dr. Gorlach, in his role as co-founder and director, is responsible for developing and implementing the business plan of the company.

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

In 1997, Dr. Gorlach co-founded Paradigm Genetics, Inc., a bio-technology research company. From 1997 to 1999, Dr. Gorlach served as the company’s Director of Research where he was responsible for developing concepts regarding novel functional genomics platform, focusing on high throughput, industrialization, systematization, and biology/IT integration.  From 1999 to 2000, Dr. Gorlach served as the Director of Project Management for Paradigm Genetics, Inc.  As Director of Project Management, Dr. Gorlach managed customer projects and research progress.  From 2000 to 2001, Dr. Gorlach served as the company’s vice president of business development.  As a member of the company’s executive team, Dr. Gorlach was responsible for new projects and the development of plans in future key business fields.  Beginning in 2001 and continuing through 2002, Dr. Gorlach served as a consultant for Paradigm Genetics, Inc., where he supported the company’s agricultural project initiatives and customer negotiations.

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

E. William Withrow Jr.

Mr. Withrow Jr., age 74, has nearly twenty years of experience in the financial investment industry, twenty-four years of experience in the logistics field, and twenty years of experience in civic leadership. From 1997 to 2002, Mr. Withrow Jr. served as a financial consultant for Wells Fargo, a provider of personal banking and investing services.  From 1993 to 1997, Mr. Withrow Jr. served as a financial consultant for Merrill Lynch, a financial management and advisory company.  From 1987 to 1989, Mr. Withrow Jr. served as a sales manager for Paine Webber, a stock brokerage and asset management firm, and from 1983 to 1987, Mr. Withrow Jr. served as a financial consultant for Drexel Burnham Lambert, an investment banking firm.  As a financial consultant and sales manager for the aforementioned financial institutions, Mr. Withrow Jr examined financial statements, evaluated investment opportunities, provided advice to clients about possible investment opportunities and provided advice to stockbrokers and other individuals attempting to sell securities.

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

Mr. Withrow Jr. received a Bachelor of Business in Finance and Accounting from the University of Colorado in 1959, and in 1972, received a Master in Business Administration from Harvard University.

Anand Kumar

Mr. Kumar, age 69, has over twenty-five years of experience in international business development. In 1999, Mr. Kumar founded Global Telesolutions, a company responsible for creating partnerships and in-country relationships for various companies in Asia and the Indian subcontinent. From 1999 to 2010, Mr. Kumar served as the CEO for Global Telesolutions where, among other things, he developed presence and business in the Middle East and Indian, built global network partnerships for telecommunications and traffic, and oversaw international staff for operations.

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

David Engert

Mr. Engert, age 59, has served as the President and Chief Executive Officer of NightHawk Radiology Holdings, Inc. since November 2008 and as a member of its board of directors since April 30, 2008. Mr. Engert also sits on the Board of Directors of Healthation, Inc., a healthcare information technology company. Mr. Engert was the founder and owner of ES3, a strategic consulting and investment company since 2007. From 2002 to 2006, Mr. Engert served as the president, chief executive officer and director of Quality Care Solutions, Inc., one of the nation’s leading providers of advanced healthcare payer enterprise application solutions, which was acquired by Trizetto, Inc. in January 2007. Prior to 2002, Mr. Engert held a number of senior level management positions in the healthcare industry over the previous 10 years, including senior vice president & general manager at McKesson Corporation's Managed Care Division.

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

Parallax Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Michael Redmond, CEO, President and Director	2011	203,365	--	--	--	--	--	--	203,365
	2010	25,001	--	125 (1)	137,500 (2)	--	--	--	162,626
	2009	--	--	--	--	--	--	--	--

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

The foregoing summary of the Employment Agreement is not complete and is qualified in its entirety by reference to the complete text of the Employment Agreement, which has been included as an exhibit in a previously filed reporting document.

Consulting Agreements

On November 30, 2010, Roth Kline, Inc. (n/k/a Parallax) entered into a Consulting Agreement with Dr. Roger Morris (the “Morris Consulting Agreement”).  Pursuant to the terms of the Morris Consulting Agreement, Dr. Morris will provide certain services to Parallax at the direction of the Company’s CEO and will receive one hundred and fifty thousand (150,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents under the terms of the option agreement entered into between Parallax and Dr. Morris (the “Morris Option Agreement”).  The foregoing summaries of the Morris Consulting Agreement and Morris Option Agreement are not complete and are qualified in their entirety by reference to the complete text of the agreements, which have been included as exhibits in previously filed reporting documents.

On November 30, 2010, Roth Kline, Inc. (n/k/a Parallax) entered into a Consulting Agreement with Michael Contarino (the “Contarino Consulting Agreement”).   Pursuant to the terms of the Contarino Consulting Agreement, Mr. Contarino will provide certain services to Parallax at the direction of Parallax’s CEO and will receive, under the terms of an option agreement entered into between Parallax and Mr. Contarino (the “Contarino Option Agreement”), one hundred and fifty thousand (150,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.  The foregoing summaries of the Contarino Consulting Agreement and Contarino Option Agreement are not complete and are qualified in their entirety by reference to the complete text of the agreements, which have been included as exhibits in previously filed reporting documents.

On January 10, 2011, Parallax entered into a Consulting Agreement with Dr. David Stark (the “Stark Consulting Agreement”).  Pursuant to the terms of the Stark Consulting Agreement, Dr. Stark will provide services to Parallax at the direction of Parallax’s CEO in the area of FDA regulatory approvals and will receive, under the terms of an option agreement entered into between Parallax and Dr. Stark (the “Stark Option Agreement”), seventy- five thousand (75,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.  The foregoing summaries of the Stark Consulting Agreement and Stark Option Agreement are not complete and are qualified in their entirety by reference to the complete text of the agreements, which have been included as exhibits in previously filed reporting documents.

On February 1, 2011, Parallax entered into a Consulting Agreement with Ricky Richardson (the “Richardson Consulting Agreement”).  Pursuant to the terms of the Richardson Consulting Agreement, Mr. Richardson will provide services to Parallax at the direction of Parallax’s CEO in the area of operations and logistics and will receive, under the terms of an option agreement entered into between Parallax and Mr. Richardson (the “Richardson Option Agreement”), one hundred and fifty thousand (150,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.  The foregoing summaries of the Richardson Consulting Agreement and Richardson Option Agreement are not complete and are qualified in their entirety by reference to the complete text of the agreements, which have been included as exhibits in previously filed reporting documents.

On February 1, 2011, Parallax entered into a Consulting Agreement with Grant Park Global, LLC (“GPG”), a Chicago, Illinois based business development and consulting firm (the “GPG Consulting Agreement”). Pursuant to the terms of the GPG Consulting Agreement, GPG will provide services to Parallax at the direction of Parallax’s CEO and will receive, under the terms of an option agreement entered into between Parallax and GPG (the “GPG Option Agreement”), twenty-five thousand (25,000) options of common stock vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.  The foregoing summaries of the GPG Consulting Agreement and GPG Option Agreement are not complete and are qualified in their entirety by reference to the complete text of the agreements, which have been included as exhibits in previously filed reporting documents.

On December 1, 2011, Parallax entered into a Confidential Settlement Agreement and Mutual Release of Claims (the “GPG Settlement”) with GPG, attached hereto as Exhibit 10.28, to terminate the existing GPG Consulting Agreement and settle any mutual claims between Parallax and GPG.  The terms of the GPG Settlement release Parallax from incurring any further consulting fee costs payable to GPG under the GPG Consulting Agreement, and include a financial settlement in the form of a Stock Purchase Agreement for 20,000 shares of Common Stock issuable to GPG at .001 per share, and a Promissory Note in favor of GPG in the amount of $20,000, for unpaid consulting fees owed to GPG, payable within 12 months plus interest at a rate of 6% per annum.

On February 1, 2011, Parallax entered into a Business Consulting Agreement with Kunin Business Consulting (the “Kunin Consulting Agreement”) to engage the non-exclusive services of Norman A. Kunin in the capacity of Chief Financial Officer.  The term of the engagement shall be for one year commencing February 1, 2011 with a one year option to continue upon mutually agreeable terms.  As compensation for services under the Agreement, Parallax shall pay a cash payment of $5,000.00 per month and, pursuant to the terms of that certain option agreement (the “Kunin Option Agreement”), Mr. Kunin will receive 50,000 qualified options of the Parallax vesting over eighteen (18) months with a strike price of twenty-five ($.25) cents.   The foregoing summaries of the Kunin Consulting Agreement and Kunin Option Agreement are not complete and are qualified in their entirety by reference to the complete text of the agreements, which have been included as exhibits in previously filed reporting documents.

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

The foregoing summaries of the Stock Option Plan and Option Agreement are not complete and are qualified in their entirety by reference to the complete text of the Stock Option Plan and Option Agreement, which have been included as exhibits in previously filed reporting documents.

The following table sets forth information pertaining to the securities underlying unexercised options of executive employees of Parallax for the last fiscal year ended.

Option Awards
NAME	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plans Award: Number of Securities Unexercisable Unearned Options (#)	Exercise Price ($)	Expiration Date
J. Michael Redmond	1,375,000	0	0.10		10/31/2020
Dr. Roger Morris	116,667	33.333	0.25		05/30/2012
Michael Contarino	116,667	33,333	0.25		05/30/2012
Dr. David Stark	50,000	25,000	0.25		07/10/2012
Ricky Richardson	91,667	58,333	0.25		08/01/2012
Norman Kunin	33,333	16,667	0.25		08/01/2012

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information pertaining to unvested stock awards of executive employees of Parallax for the last fiscal year ended

Stock Awards
NAME	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
J. Michael Redmond	0	0	0	0

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

•	annually review the compensation of directors and submit any recommendations for changes thereto to the board of directors

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by the Company’s independent registered public accounting firm, for fiscal years ended December 31, 2011 and December 31, 2010:

	2011	2010
Audit Fees (1)	$12,000	$5,000
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees billed by auditor	$12,000	$5,000

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2011 and December 31, 2010.

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

(c)          Not applicable

INDEX TO EXHIBITS

Exhibit         Description

(2)                 Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1                 Share Exchange Agreement, by and among ABC Acquisition Corp 1502, Amersey Investments, LLC, Parallax Diagnostics, Inc., and its sole shareholder, entered into on March 31, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

2.2                 Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

2.3                 Certificate of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

(3)                 Articles of Incorporation and By Laws

3.1                 Articles of Incorporation (incorporated by reference from our registration statement on Form 10, Amendment No. 2, filed on November 8, 2010)

3.2                 Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

(10)               Material Contracts

10.1               Agreement of the Assignment of Intellectual Property, by and among Roth Kline, Inc. and Montecito Bio Sciences, Ltd., entered into on September 10, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.2               Agreement of the License of Intellectual Property, by and among Roth Kline, Inc. and Montecito Bio Sciences, Ltd., entered into on September 10, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.3               Confidential Settlement Agreement and Mutual Release of Claims, by and among, Roth Kline, Inc. and Prominence Capital, LLC, entered into on September 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.4               Convertible Promissory Note, by and among Roth Kline, Inc. and Prominence Capital, LLC, entered into on September 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.5               Employment Agreement, by and among J. Michael Redmond and Roth Kline, Inc., entered into on November 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.6               Consulting Agreement, by and among Dr. Roger Morris and Roth Kline, Inc., entered into on November 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.7               Option Agreement, by and among Dr. Roger Morris and Roth Kline, Inc., entered into on November 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.8               Consulting Agreement, by and among, Michael Contarino and Roth Kline, Inc., entered into on November 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.9               Option Agreement, by and among, Michael Contarino and Roth Kline, Inc., entered into on November 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.10             Consulting Agreement, by and among Dr. David Starke and Parallax Diagnostics, Inc., entered into on January 10, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.11             Option Agreement, by and among Dr. David Starke and Parallax Diagnostics, Inc., entered into on January 10, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.12             Consulting Agreement, by and among Ricky Richardson and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.13             Option Agreement, by and among Ricky Richardson and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.14             Consulting Agreement, by and among Grant Park Global, LLC and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.15             Option Agreement, by and among Grant Park Global, LLC and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011

10.16             Consulting Agreement, by and among Kunin Business Consulting and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.17             Option Agreement, by and among Norman Kunin and Parallax Diagnostics, Inc. entered into on February 1, 2011  (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.18             Employee Stock Option Plan of Roth Kline, Inc. dated October 1, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.19             Option Agreement, by and among J. Michael Redmond and Roth Kline, Inc., entered into on October 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.20             Letter of Intent for the Manufacture of Diagnostic Product by and among Meyers Stevens Group (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.21             Convertible Preferred Purchase Agreement by and among Hamburg Investment Company, LLC and Parallax Diagnostics, Inc. entered into on June 17, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 11, 2011)

10.22             Convertible Preferred Purchase Agreement by and among Huntington Chase Financial Group, LLC and Parallax Diagnostics, Inc. entered into on June 17, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 11, 2011)

10.23             Development and Supply Agreement by and among Corder Engineering, LLC and Parallax Diagnostics, Inc. entered into on July 1, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 11, 2011)

10.24             Supply Agreement by and among Meyers Stevens Group Inc. and Parallax Diagnostics, Inc. entered into on July 1, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 11, 2011)

10.25             Convertible Preferred Purchase Agreement by and among Huntington Chase Financial Group, LLC and Parallax Diagnostics, Inc. entered into on September 30, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2011)

10.26*           Modification Agreement by and among Montecito BioSciences, Ltd. and Parallax Diagnostics, Inc. entered into on September 30, 2011.

10.27*           Modification Agreement by and among Montecito BioSciences, Ltd. and Parallax Diagnostics, Inc. entered into on September 30, 2011.

10.28*           Confidential Settlement Agreement and Mutual Release of Claim by and among Grant Park Global LLC and Parallax Diagnostics, Inc. entered into on December 1, 2011

10.29*           Consulting Agreement by and among Huntington Chase Financial Group LLC and Parallax Diagnostics, Inc. entered into on January 2, 2012

(23)               Consents of experts and counsel

23.1*             Auditor Consent

(31)               Rule 13a-14(a)/15d-14(a) Certifications

31.1*             Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*             Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)               Section 1350 Certifications

32.1*             Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*             Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(101)             Interactive Data Files

101.INS**    XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith

**   Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parallax Diagnostics, Inc.

Dated: April 13, 2012	By:	/s/ J. Michael Redmond
J. Michael Redmond
CEO, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ J. Michael Redmond	President and Chief Executive Officer (principal executive officer), Director	April 13, 2012
J. Michael Redmond
/s/ Norman A. Kunin	Chief Financial Officer (principal financial officer and principal accounting officer)	April 13, 2012
Norman A. Kunin
/s/ Edward W. Withrow III	Director	April 13, 2012
Edward W. Withrow III
/s/ Dr. Jorn Gorlach	Director	April 13, 2012
Dr. Jorn Gorlach
/s/ E. William Withrow Jr.	Director	April 13, 2012
E. William Withrow Jr.
/s/ Anand Kumar	Director	April 13, 2012
Anand Kumar