Form 10-Q
period 2012-03-31
PARALLAX DIAGNOSTICS, INC.
filed 2012-05-15
CIK 1501017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 000-54115

PARALLAX DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2332860
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Canal Park, 5th Floor, Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

617-209-7999

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  [ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

28,020,000 common shares issued and outstanding as of May 11, 2012

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three months ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash & cash equivalents	$46,820	$136,066
Total Current Assets	46,820	136,066

Property, Plant & Equipment, net	37,847	41,114

Intangible Assets, net	1,349,988	1,370,490

TOTAL ASSETS	$1,434,655	$1,547,670

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$101,497	$104,415
Related party payables	202,303	152,361
Notes & loans payable	164,443	20,000
Total Current Liabilities	468,243	276,776

Deferred Revenue	1,500,000	1,500,000

Related party loans	14,000	14,000
Total Liabilities	1,982,243	1,790,776

STOCKHOLDERS' (DEFICIT)
Preferred Stock, $0.0001 par value, 100,000,000 shares	22	22
authorized, 220,000 and 220,000 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively
Common stock, $0.0001 par value, 400,000,000 shares	2,802	2,802
authorized, 28,020,000 and 28,020,000 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively
Additional paid in capital - Preferred	399,978	399,978
Additional paid in capital - Common	83,456	227,456
Subscriptions receivable	(20)	(20)
Accumulated Deficit	(1,033,826)	(873,344)
Total Stockholders' (Deficit)	(547,588)	(243,106)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,434,655	$1,547,670

The accompanying notes are an integral part of these financial statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative From
			April 12, 2010
	For the three months ended		(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

General and administrative expenses	$129,684	$71,985	$586,391

Operating (loss)	(129,684)	(71,985)	(586,391)

Other Expenses
Depreciation & amortization	30,453	25,002	165,742
Amortization of deferred compensation	23,964	98,265	262,844
Interest expense	345	-	443
Total Other Expenses	54,762	123,267	429,029

Provision for income taxes	-	-	-

Net (loss)	$(184,446)	$(195,252)	$(1,015,420)

Net (loss) per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	30,636,839	28,777,788

The accompanying notes are an integral part of these financial statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cumulative From
			April 12, 2010
	For the three months ended		(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Cash Flow from operations:
Net loss	$(184,446)	$(195,252)	$(1,015,420)
Depreciation	5,451	-	15,730
Amortization of intangible assets	25,002	50,004	150,012
Amortization of deferred compensation	23,964	98,265	262,844
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(2,475)	8,696	101,940
Increase in expenses payable to related parties	49,942	91,509	202,303
Net cash provided by (used in) operating activities	(82,562)	53,222	(282,591)

Cash Flow from investing activities:
(Increase) in Property, Plant & Equipment	(2,184)	-	(53,577)
(Increase) in Intangible Assets	-	(1,500,000)	(1,500,000)
Net cash (used in) investing activities	(2,184)	(1,500,000)	(1,553,577)

Cash Flow from financing activities:
Proceeds from related party loans	-	1,450	14,000
Proceeds from notes & loans payable	144,000	-	168,500
Repayment of notes & loans payable	(4,500)	-	(4,500)
Increase in Deferred Revenue	-	1,500,000	1,500,000
(Increase) in Deferred Compensation	-	(281,250)	(281,250)
Increase (Decrease) in Capital Stock due to Merger	-	(700)	2,800
Increase in Paid In Capital due to Merger	-	227,439	227,456
(Decrease) in Paid In Capital due to note payable	(144,000)	-	(144,000)
Issuance of Preferred Stock	-	-	22
Issuance of Common Stock	-	-	2
(Increase) in Subscription Receivable	-	-	(20)
Increase in Preferred Paid In Capital due to stock issuance	-	-	399,978
Net cash provided by financing activities	(4,500)	1,446,939	1,882,988

Increase in cash	(89,246)	161	46,820

Cash - beginning of period	136,066	3,600	-

Cash - end of period	$46,820	$3,761	$46,820

NONCASH ACTIVITIES
Reclassification of Note Payable from capital	$144,000	$-	$144,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PARALLAX DIAGNOSTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

NOTE 1. OVERVIEW

The accompanying unaudited financial statements of Parallax Diagnostics, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Parallax Diagnostics, Inc. (the “Company”) was incorporated on April 12, 2010 in the state of Nevada.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At March 31, 2012 the Company has not yet commenced any operations.  All activity from April 12, 2010 (date of inception) through March 31, 2012 relates to the Company’s formation and the pending registration statement described below.

The Company has incurred losses since inception resulting in an accumulated deficit of $1,015,420 since inception and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s fiscal year end is December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:

	March 31, 2012	December 31, 2011
Office Equipment	$8,383	$6,199
Medical Devices & Instruments	45,194	45,194
Sub-Total	53,577	51,393
Accumulated Deprecation	(15,730)	(10,279)
Property Plant & Equipment, Net	$37,847	$41,114

Depreciation expense totaled $5,451 and $10,279 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible Assets consists of the following:

	March 31, 2012	December 31, 2011
Products & Processes	$750,000	$750,000
Trademarks & Patents	750,000	750,000
Sub-Total	1,500,000	1,500,000
Accumulated Amortization	(150,012)	(125,010)
Intangible Assets, net	$1,349,988	$1,374,990

Amortization expense totaled $25,002 and $125,010 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

NOTE 5. RELATED PARTY PAYABLE

As at March 31, 2012, affiliates and related parties are due a total of $216,303, which is comprised of $14,000 cash loans to the Company, $192,961 of accrued compensation to officers of the Company and $9,342 due to related parties for reimbursable expenses.

NOTE 6. NOTES AND LOANS PAYABLE

The Company entered into a Confidential Settlement Agreement with Grant Park Global, LLC (“Grant Park”), wherein the Company issued a Promissory Note to Grant Park for the principal amount of $20,000. The Note bears interest at a rate of 7% per annum, and is due and payable upon demand within 12 months.

Prior to the merger, the Company issued a Convertible Promissory Note (the “Note”) in the principal amount of $144,000 to Prominence Capital LLC. The Note bore interest at the rate of 6% per annum, the principal balance due on or before September 30, 2011, and included the option to convert the balance into common stock of the Company at the request of the Note Holder. At the date of the Merger, the Note was recorded as a capital contribution, after discussions with the Note Holder of its intent to convert the Note into common stock. Subsequent to the merger, the Company was notified that the Note was purchased by the Kasper Group Ltd., (the “Kasper Note”). The Company has therefore reversed the amount previously recognized as a capital contribution, and has appropriately reflected the principal balance of the Kasper Note as a Note Payable. The Kasper Note is interest free, is due upon demand, and contains a repayment provision to convert the debt into common stock of the Company, at the option of the Kasper Group, Ltd.

Accrued interest as of March 31, 2012 is $443.

NOTE 7. DEFERRED REVENUE

On September 30, 2011, the Company entered into Modification Agreements with Montecito Bio Sciences, Ltd. (“Montecito”) regarding the Agreement of the Assignment of Intellectual Property (the “Assignment Agreement”) and the Assignment of the License of Intellectual Property (the “License Agreement”), both Agreements having been entered into on September 10, 2010. The nature of the Modifications to the Assignment Agreement and the License Agreement were to increase the royalty amounts (“Royalties”) due to Montecito from Four Percent (4%) to Five Percent (5%) and from Three and One Half Percent (3½%) to Four and One Half Percent (4½%), respectively. The Assignment Agreement Royalties shall revert back to Four Percent (4%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue and the License Agreement Royalties shall revert back to Three and One Half Percent (3½%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue. As of March 31, 2012 the Company has recorded Deferred Revenue in the amount of $1,500,000.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On July 1, 2011 the Company entered into a Development and Supply Agreement with Corder Engineering, LLC.  The Statement of Work stipulates that Corder Engineering, LLC shall provide ten (10) Evaluation Units which replicate the functionality Target. Target 1000 firmware ver. 320 and add software for a C-reactive protein (CRP) quantitative assay.  The total payment under the Agreement stipulates $35,000 over a twelve week period. As of March 31, 2012, payments totaling $17,500 have been made, and $17,500 has been accrued.

On July 1, 2011 the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. ("Meyers Stevens"). The Statement of Work stipulates that Meyers Stevens will manufacture assays and supply a Data Package for the Company and will yield approximately 100 to 200 fully functional assay test devices for internal investigational use.  Estimated delivery of the assays is eight (8) weeks from the date of the Agreement for a total cost of $10,194. As of March 31, 2012, payments totaling $8,980 have been made, and $1,214 has been accrued.

On January 2, 2012 the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month.

NOTE 9. PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 100,000,000 with a par value of $0.0001 per share.

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Hamburg Investment Company, LLC ("HIC"), whereby 100,000 shares of Preferred Stock would be issued to HIC for a purchase price of $1.00 per share, or $100,000.  As a result, $99,990 has been recorded to Preferred paid in capital. In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HIC’s shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group LLC ("HCFG"), whereby 100,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $1.00 per share, or $100,000.  As a result, $99,990 has been recorded to Preferred paid in capital. In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HCFG’s shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On September 30, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group LLC ("HCFG"), whereby 10,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $10 per share, or $100,000.  As a result, $99,999 has been recorded to Preferred paid in capital. In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of HCFG’s shares of Preferred Stock to shares of Common Stock at an exercise price of $10 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On December 6, 2011, the Company entered into a Convertible Preferred Purchase Agreement with David Engert, ("Engert") whereby 10,000 shares of Preferred Stock would be issued to Engert for a purchase price of $10 per share, or $100,000.  As a result, $99,999 has been recorded to Preferred paid in capital. In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of Engert’s shares of Preferred Stock to shares of Common Stock at an exercise price of $10 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

As at March 31, 2012, 220,000 shares of preferred stock are issued and outstanding.

NOTE 10. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 400,000,000 with a par value of $0.0001 per share.

On April 15, 2010, the Company issued 35,000,000 shares of its common shares at $.0001 per share to Amersey Investments, LLC (“Amersey”) for $3,500 cash.

On January 7, 2011, of the 35,000,000 shares of the Company’s common stock held by Amersey, 7,000,000 shares were transferred to and distributed among 10 shareholders, for no cash.

On January 11, 2011, pursuant to the Share Exchange Agreement, Amersey cancelled to treasury 28,000,000 shares of the Company's common stock.

On January 11, 2011, the Company issued 21,000,000 shares of its common stock pursuant to the Share Exchange Agreement. As a result, $2,100 was recorded as paid in capital.

During December, 2011, in connection with the settlement agreement with Grant Park Global LLC, the Company issued 20,000 shares of its common stock for cash in the amount $20. As a result, $18 has been recorded as paid in capital.

As of March 31, 2012 the Company has 28,020,000 common shares issued and outstanding.

NOTE 11. EQUITY COMPENSATION PLAN

On October 1, 2010, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 3,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. The Company has granted options to purchase a total of 1,950,000 shares. In connection with the options granted, a total of $281,250 has been recorded as deferred compensation, and is being amortized over a 12-18 month vesting period. For the three month period ended March 31, 2012, the Company expensed $23,964 in deferred compensation. There remains $18,406 in deferred compensation to be expensed over the next three months.

NOTE 12. INCOME TAX

Deferred tax assets consist of:

	March 31, 2012	December 31, 2011
Net operating loss carry forward	$(1,015,420)	$830,974
Start-up costs capitalized for tax purposes	-	-
Gross deferred tax assets	(1,015,420)	830,974
Valuation allowance	(1,015,420)	(830,974)
Net deferred tax assets	$-	$-

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

NOTE 13. SUBSEQUENT EVENTS

In 2009, the FASB ASC Topic 865 (formerly FASB 165, Subsequent Events), which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. This ASC Topic also requires disclosure regarding the date through which subsequent events have been evaluated.

The Company has evaluated events and transactions that occurred between March 31, 2012 and the date the financial statements were available for issue, for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

On May 3, 2012, the Company entered into a Convertible Preferred Purchase Agreement with Donald A Wachelka ("Wachelka") whereby 10,000 shares of Preferred Stock would be issued to Wachelka for a purchase price of $10 per share, or $100,000.  As a result, $99,999 has been recorded to Preferred paid in capital. In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of Wachelka’s shares of Preferred Stock to shares of Common Stock at an exercise price of $10 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

During the period April 1, 2012 through May 11, 2012, the Company increased its loans from related parties by $35,885, from a total of $216,303 at March 31, 2012 to $252,188 at May 11, 2012. The increase represents accrued compensation owed to related parties in the amount of $35,885.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Parallax” refer to Parallax Diagnostics, Inc., a Nevada corporation.

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

On January 11, 2011 (the “Closing Date”), we entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Amersey Investments, LLC (“Amersey”), Parallax Diagnostics, Inc., a Delaware corporation (“Parallax”) and its sole shareholder, Montecito Bio Sciences, Ltd. (“Montecito”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, (i) we acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of our common stock, par value $0.0001; and (ii) Parallax merged with and into the Company whereupon the Company continued as the surviving entity and the corporate existence of Parallax ceased (the “Merger”). Additionally, as further consideration for the share exchange and Merger, and in accordance with the Shares Exchange Agreement, Amersey cancelled to treasury 28,000,000 shares of our common stock.

As a result of the transactions effected by the Share Exchange Agreement, (i) the former business of Parallax is now our sole business and (ii) there is a change of control whereby the former shareholder of Parallax, Montecito, now own a 75% controlling ownership interest in the Company.

As a further condition of the Share Exchange Agreement, the current officers and directors of the Company resigned, and J. Michael Redmond was appointed to serve as a Director and also as the CEO and President of the Company. Additionally, Mr. Norman A. Kunin was appointed to serve as the Company’s CFO, Mr. Mike Contarino was appointed to serve as the Company’s Vice President and Dr. Roger Morris was appointed to serve as the Company’s Chief Science Officer. Mr. Edward W. Withrow III, Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

Parallax was incorporated in the State of Delaware on December 30, 2008, under the name Roth Kline, Inc. Roth Kline, Inc. was renamed Parallax Diagnostics, Inc. on December 29, 2010. Parallax is a development stage company whose principal line of business is in the bio-medical sector. More specifically, Parallax is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At March 31, 2012 the Company has not yet commenced any operations.  All activity from April 12, 2010 (date of inception) through March 31, 2012 relates to the Company’s formation and continuing development.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following summary should be read in conjunction with our financial statements for the quarter ended March 31, 2012, which are included herein.

			Inception
	Three months ended		(April 12, 2010)
	March 31, 2012	March 31, 2011	to March 31, 2012
Revenue	$-	$-	$-

General and administrative expenses	$129,684	$71,985	$586,391

Depreciation and amortization	$54,417	$123,267	$428,586

Net (loss)	$(184,446)	$(195,252)	$(1,015,420)

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2012, net cash (used in) operating activities was ($82,562) compared with net cash provided by operating activities of $53,222 for the three months ended March 31, 2011.  The decrease in net cash provided by operating activities of ($135,784) was primarily attributable to an increase in depreciation expense of $5,451, a decrease in amortization of intangible assets of ($25,002) a decrease in amortization of stock compensation in the amount of ($74,310), and a decrease in related party payables of ($41,567).

Net cash provided by (used in) investing activities.  During the three months ended March 31, 2012, net cash (used in) investing activities decreased to ($2,184) compared with ($1,500,000) for the three months ended March 31, 2011.  The decrease was the result of a one-time (increase) in intangible assets as of March 31, 2011 of ($1,500,000) resulting from the Assignment and License Agreements entered into in September, 2010, compared to none in the current period; and an (increase) in property, plant and equipment in the current period of ($2,184), compared to none for the same period last year.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2012, net cash provided by (used in) financing activities decreased to ($4,950), compared with net cash provided by financing activities of $1,446,939 for the three months ended March 31, 2011. The decrease was a result of a one-time increase in deferred revenue as of March 31, 2011 of $1,500,000; compared to none in the current period; an (increase) in deferred compensation as of March 31, 2011 of ($281,250), compared to none in the current period; and an increase in paid in capital of $227,439 as of March 31, 2011, versus none in the current period.

General and Administrative Expenses.   General and administrative expenses increased by $57,699 to $129,684 for the three months ended March 31, 2012, compared to $71,985 for the three months ended March 31, 2011. The increase was primarily due to an increase in legal and accounting fees of $3,606, an increase in executive compensation and related taxes and benefits of $47,365, an increase in travel, entertainment and promotion of $4,770 and an increase in other general office expenses of $1,958.

General and Administrative Expenses	For the three months ended
	March 31,
	2012	2011	Variances

Legal, accounting and professional fees	$15,599	$11,993	$3,606
Executive compensation	100,096	59,231	40,865
Employer/employee taxes & benefits	7,261	761	6,500
Travel, entertainment and promotion	4,770	-	4,770
Office supplies and miscellaneous expenses	1,958	-	1,958

Total General and Administrative Expenses	$129,684	$71,985	$57,699

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 was $54,408, compared to $123,267 for the three months ended March 31, 2011, resulting in a decrease of $68,859. The decrease is primarily due to a decrease in deferred compensation expense of $74,310, resulting from the initial stock compensation expense of $98,265 for the three months ended March 31, 2011, versus $23,955 for the same period in the current year; and an increase in depreciation expense of $5,451; compared to no expense for the same period last year.

Net Income (loss). We had a net (loss) of ($184,446) for the three months ended March 31, 2012, as compared to a net (loss) of ($195,252) for the three months ended March 31, 2011.  The decrease in net (loss) is primarily attributable to an increase in executive compensation of $47,365, a decrease in amortization of deferred compensation expense ($68,850), and an increase in other general and administrative expenses of $10,679.

Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Liquidity and Capital Resources

Working Capital	At March 31,	At December, 31	Increase
	2012	2011	(Decrease)
Current Assets	$46,820	$136,066	$(89,246)
Current Liabilities	482,243	276,874	205,369
Working Capital (Deficit)	$(435,423)	$(140,808)	$(294,615)

Cash Flows	For the three months ended
	March 31,
	2012	2011
Net Cash Provided by (Used in) Operating Activities	$(82,562)	$53,222
Net Cash Provided by (Used in) Investing Activities	(2,184)	(1,500,000)
Net Cash Provided by (Used in) Financing Activities	(4,500)	1,446,939
Increase (Decrease) in Cash	$(89,246)	$161

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the bio-medical sector. Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in the bio-medical field. We have not earned any revenue.

As of March 31, 2012, we had cash on hand of $46,820, compared to $136,066 as of December 31, 2011. We had a working capital deficit of ($435,423) as of March 31, 2012, compared to a working capital deficit of ($140,808) as of December 31, 2011. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December, 2012. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We anticipate that we will require a minimum of $2,000,000 to fund our continued operations for the next twelve months.

We have incurred losses of $1,015,420 since inception. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

As at March 31, 2012, affiliates and related parties are due a total of $216,303, which is comprised of loans to the Company of $14,000, unpaid compensation of $192,961, and unpaid reimbursable expenses of $9,342. During the three months ended March 31, 2012, unpaid compensation increased by $49,942.

Our principal sources of funds have been from sales of our common stock and loans from related parties.

Going Concern

The unaudited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Net Income (Loss) Per Common Share

Our company calculates net income (loss) per share as required by ASC 450-10, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Inflation.

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations

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

Unregistered Sales of Equity Securities.

On January 11, 2011, the Company acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of our common stock, par value $0.0001. Parallax sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Pursuant to that certain Employment Agreement entered into on November 15, 2010 between Mr. Redmond and Roth Kline, Inc. (n/k/a Parallax), Mr. Redmond was afforded the opportunity to purchase 125,000 shares of the company’s common stock at par value.  In December of 2010, Mr. Redmond elected to purchase all of these shares.  The shares of common stock of the Company were not registered under the Securities Act and were sold under the exemption from registration provided by Section 4(2) of the Securities Act.

During December, 2011, the Company issued 20,000 shares of common stock at $0.001 per share to Grant Park Global LLC pursuant to the Confidential Settlement Agreement and Mutual Release of Claims.

In June, 2011 the Company issued 100,000 shares of preferred stock to Hamburg Investment Company, LLC in consideration for $100,000 cash and the Company issued 100,000 shares of preferred stock to Huntington Chase Financial Group for $100,000 cash.

In September, 2011, the Company issued 10,000 shares of preferred stock to Huntington Chase Financial Group LLC in consideration for $100,000 cash.

In December, 2011, the Company issued 10,000 shares of preferred stock to David Engert in consideration for $100,000 cash.

In May, 2012, the Company issued 10,000 shares of preferred stock to Donald Wachelka in consideration for $100,000 cash.

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

Use of Proceeds.

Not applicable.

Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Standards

Not applicable.

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

Item 6. Exhibits.

Exhibit	Description

(2)	Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1	Share Exchange Agreement, by and among ABC Acquisition Corp 1502, Amersey Investments, LLC, Parallax Diagnostics, Inc., and its sole shareholder, entered into on March 31, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

2.2	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

2.3	Certificate of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

(3)	Articles of Incorporation and By Laws

3.1	Articles of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

(10)	Material Contracts

10.1	Agreement of the Assignment of Intellectual Property, by and among Roth Kline, Inc. and Montecito Bio Sciences, Ltd., entered into on September 10, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.2	Agreement of the License of Intellectual Property, by and among Roth Kline, Inc. and Montecito Bio Sciences, Ltd., entered into on September 10, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.3	Confidential Settlement Agreement and Mutual Release of Claims, by and among, Roth Kline, Inc. and Prominence Capital, LLC, entered into on September 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.4	Convertible Promissory Note, by and among Roth Kline, Inc. and Prominence Capital, LLC, entered into on September 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.5	Employment Agreement, by and among J. Michael Redmond and Roth Kline, Inc., entered into on November 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.6	Consulting Agreement, by and among Dr. Roger Morris and Roth Kline, Inc., entered into on November 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.7	Option Agreement, by and among Dr. Roger Morris and Roth Kline, Inc., entered into on November 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.8	Consulting Agreement, by and among, Michael Contarino and Roth Kline, Inc., entered into on November 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.9	Option Agreement, by and among, Michael Contarino and Roth Kline, Inc., entered into on November 30, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.10	Consulting Agreement, by and among Dr. David Starke and Parallax Diagnostics, Inc., entered into on January 10, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.11	Option Agreement, by and among Dr. David Starke and Parallax Diagnostics, Inc., entered into on January 10, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.12	Consulting Agreement, by and among Ricky Richardson and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.13	Option Agreement, by and among Ricky Richardson and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.14	Consulting Agreement, by and among Grant Park Global, LLC and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.15	Option Agreement, by and among Grant Park Global, LLC and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.16	Consulting Agreement, by and among Kunin Business Consulting and Parallax Diagnostics, Inc., entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.17	Option Agreement, by and among Norman Kunin and Parallax Diagnostics, Inc. entered into on February 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.18	Employee Stock Option Plan of Roth Kline, Inc. dated October 1, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.19	Option Agreement, by and among J. Michael Redmond and Roth Kline, Inc., entered into on October 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.20	Letter of Intent for the Manufacture of Diagnostic Product by and among Meyers Stevens Group (incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011)

10.21	Convertible Preferred Purchase Agreement by and among Hamburg Investment Company, LLC and Parallax Diagnostics, Inc. entered into on June 17, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 11, 2011)

10.22	Convertible Preferred Purchase Agreement by and among Huntington Chase Financial Group, LLC and Parallax Diagnostics, Inc. entered into on June 17, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 11, 2011)

10.23	Development and Supply Agreement by and among Corder Engineering, LLC and Parallax Diagnostics, Inc. entered into on July 1, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 11, 2011)

10.24	Supply Agreement by and among Meyers Stevens Group Inc. and Parallax Diagnostics, Inc. entered into on July 1, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 11, 2011)

10.25	Convertible Preferred Purchase Agreement by and among Huntington Chase Financial Group, LLC and Parallax Diagnostics, Inc. entered into on September 30, 2011 (incorporated by reference from our Quarterly Report on Form 10-Q filed on Nov ember 14, 2011)

10.26	Modification Agreement by and among Montecito BioSciences, Ltd. and Parallax Diagnostics, Inc. entered into on September 31, 2011. (incorporated by reference from our Annual Report on Form 10-K filed on April 13, 2012)

10.27	Modification Agreement by and among Montecito BioSciences, Ltd. and Parallax Diagnostics, Inc. entered into on September 31, 2011 (incorporated by reference from our Annual Report on Form 10-K filed on April 13, 2012)

10.28	Confidential Settlement Agreement and Mutual Release of Claim by and among Grant Park Global LLC and Parallax Diagnostics, Inc. entered into on December 1, 2011 (incorporated by reference from our Annual Report on Form 10-K filed on April 13, 2012)

10.29	Consulting Agreement by and among Huntington Chase Financial Group LLC and Parallax Diagnostics, Inc. entered into on January 2, 2012 (incorporated by reference from our Annual Report on Form 10-K filed on April 13, 2012)

(23)	Consents of experts and counsel

23.1	Auditor Consent

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

(32)	Section 1350 Certifications

32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(101)	Interactive Data Files

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parallax Diagnostics, Inc.

Dated: May 15, 2012	By:	/s/ J. Michael Redmond
J. Michael Redmond
CEO, President, and Director

Parallax Diagnostics, Inc.

Dated: May 15, 2012	By:	/s/ Norman A. Kunin
Norman A. Kunin
Chief Financial Officer