Form 10-Q
period 2012-06-30
PARALLAX DIAGNOSTICS, INC.
filed 2012-08-14
CIK 1501017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ YES      ☐ NO

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
☐ YES     ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

28,020,000 common shares issued and outstanding as of August 14, 2012

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash & cash equivalents	$72,344	$136,066
Total Current Assets	72,344	136,066

Property, Plant & Equipment, net	36,824	41,114

Intangible Assets, net	1,324,986	1,370,490

TOTAL ASSETS	$1,434,154	$1,547,670

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$113,215	$104,415
Related party payables	237,899	152,361
Notes & loans payable	164,789	20,000
Total Current Liabilities	515,903	276,776

Deferred Revenue	1,500,000	1,500,000

Related party loans	14,000	14,000
Total Liabilities	2,029,903	1,790,776

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, 230,000 and 220,000 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	23	22
Common stock, $0.0001 par value, 400,000,000 shares authorized, 28,020,000 and 28,020,000 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2,802	2,802
Additional paid in capital - Preferred	499,977	399,978
Additional paid in capital - Common	83,456	227,456
Subscriptions receivable	(20)	(20)
Accumulated Deficit	(1,181,987)	(873,344)
Total Stockholders’ (Deficit)	(595,749)	(243,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,434,154	$1,547,670

The accompanying notes are an integral part of these financial statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					Cumulative From
					April 12, 2010
	For the three months ended		For the six months ended		(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

General and administrative expenses	$119,604	$134,320	$249,288	$206,304	$730,998

Operating (loss)	(119,604)	(134,320)	(249,288)	(206,304)	(730,998)

Other Expenses
Depreciation & amortization	28,211	25,002	58,664	50,004	168,951
Amortization of deferred compensation	15,628	58,329	39,592	156,594	278,472
Interest expense	345	-	690	-	788
Total Other Expenses	44,184	83,331	98,946	206,598	448,211

Provision for income taxes	-	-	-	-	-

Net (loss)	$(163,788)	$(217,651)	$(348,234)	$(412,902)	$(1,179,209)

Net (loss) per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	30,341,390	32,279,545	30,341,390	32,279,545

The accompanying notes are an integral part of these financial statements

PARALLAX DIAGNOSTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cumulative From
			April 12, 2010
	For the six months ended		(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flow from operations:
Net loss	$(348,234)	$(412,902)	$(1,179,209)
Depreciation	8,660	-	18,939
Amortization of intangible assets	50,004	75,006	175,014
Amortization of deferred compensation	39,592	156,594	278,472
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	9,588	66,349	114,004
Increase in expenses payable to related parties	85,538	125,740	237,899
Net cash provided by (used in) operating activities	(154,852)	10,787	(354,881)

Cash Flow from investing activities:
(Increase) in Property, Plant & Equipment	(4,370)	-	(55,763)
(Increase) in Intangible Assets	-	(1,500,000)	(1,500,000)
Net cash (used in) investing activities	(4,370)	(1,500,000)	(1,555,763)

Cash Flow from financing activities:
Proceeds from related party loans	-	14,000	14,000
Proceeds from notes & loans payable	-	-	24,500
Repayment of notes & loans payable	(4,500)	-	(4,500)
Increase in Deferred Revenue	-	1,500,000	1,500,000
(Increase) in Deferred Compensation	-	(281,250)	(281,250)
Increase (Decrease) in Capital Stock due to Merger	-	(700)	2,802
Increase in Paid In Capital due to Merger	-	227,439	227,456
Issuance of Preferred Stock	1	20	23
Issuance of Common Stock	-	-	(20)
Subscriptions receivable		(50,000)	-
Increase in Preferred Paid In Capital due to stock issuance	99,999	199,980	499,977
Net cash provided by financing activities	95,500	1,609,489	1,982,988

Increase in cash	(63,722)	120,276	72,344

Cash - beginning of period	136,066	3,600	-

Cash - end of period	$72,344	$123,876	$72,344

NONCASH ACTIVITIES
Reclassification of Note Payable from capital	$144,000	$-	$144,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PARALLAX DIAGNOSTICS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At June 30, 2012 the Company has not yet commenced any operations.  All activity from April 12, 2010 (date of inception) through June 30, 2012 relates to the Company’s formation and the pending registration statement described below.

The Company has incurred losses since inception resulting in an accumulated deficit of $1,179,209 since inception and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:

	June 30, 2012	December 31, 2011
Office Equipment	$10,569	$6,199
Medical Devices & Instruments	45,194	45,194
Sub-Total	55,763	51,393
Accumulated Deprecation	(18,939)	(10,279)
Property Plant & Equipment, Net	$36,824	$41,114

Depreciation expense totaled $3,209 and $10,279 for the three months ended June 30, 2012 and the year ended December 31, 2011, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible Assets consists of the following:

	June 30, 2012	December 31, 2011
Products & Processes	$750,000	$750,000
Trademarks & Patents	750,000	750,000
Sub-Total	1,500,000	1,500,000
Accumulated Amortization	(175,014)	(125,010)
Intangible Assets, net	$1,324,986	$1,374,990

Amortization expense totaled $25,002 and $125,010 for the three months ended June 30, 2012 and the year ended December 31, 2011, respectively.

NOTE 5. RELATED PARTY PAYABLE

As at June 30, 2012, affiliates and related parties are due a total of $251,899, which is comprised of $14,000 cash loans, $228,558 of accrued compensation to officers of the Company, and $9,342 due to related parties for reimbursable expenses.

NOTE 6. NOTES AND LOANS PAYABLE

Prior to the merger, the Company issued a Convertible Promissory Note (the “Note”) in the principal amount of $144,000 to Prominence Capital LLC.  The Note bore interest at the rate of 6% per annum, the principal balance due on or before September 30, 2011, and included the option to convert the balance into common stock of the Company at the request of the Note Holder.  At the date of the Merger, the Note was recorded the as a capital contribution, after discussions with the Note Holder of its intent to convert the Note into common stock.   Subsequent to the merger, the Company was notified that the Note was purchased by the Kasper Group Ltd., a shareholder of the Company, (the “Kasper Note”).  The Company has therefore reversed the amount previously recognized as a capital contribution, and has appropriately reflected the principal balance of the Kasper Note as a debt owed to a related party.  The Kasper Note is interest free, is due upon demand, and contains a repayment provision to convert the debt into common stock of the Company, at the option of the Kasper Group, Ltd.

In addition, the Company entered into a Confidential Settlement Agreement with Grant Park Global, LLC (“Grant Park”), wherein the Company issued a Promissory Note to Grant Park for the principal amount of $20,000.  The Note bears interest at a rate of 7% per annum, and is due and payable upon demand within 12 months.

Accrued interest as of June 30, 2012 is $788.

NOTE 7. DEFERRED REVENUE

On September 30, 2011, the Company entered into Modification Agreements with Montecito Bio Sciences, Ltd. (“Montecito”) regarding the Agreement of the Assignment of Intellectual Property (the “Assignment Agreement”) and the Assignment of the License of Intellectual Property (the “License Agreement”), both Agreements having been entered into on September 10, 2010.  The nature of the Modifications to the Assignment Agreement and the License Agreement were to increase the royalty amounts (“Royalties”) due to Montecito from Four Percent (4%) to Five Percent (5%) and from Three and One Half Percent (3½%) to Four and One Half Percent (4½%), respectively.  The Assignment Agreement Royalties shall revert back to Four Percent (4%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue and the License Agreement Royalties shall revert back to Three and One Half Percent (3½%) after the Company has paid Montecito Seven Hundred Fifty Thousand Dollars ($750,000) of royalty revenue. As of June 30, 2012, the Company has recorded Deferred Revenue in the amount of $1,500,000.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On July 1, 2011, the Company entered into a Development and Supply Agreement with Corder Engineering, LLC.  The Statement of Work stipulates that Corder Engineering, LLC shall provide ten (10) Evaluation Units which replicate the functionality Target. Target 1000 firmware ver. 320 and add software for a C-reactive protein (CRP) quantitative assay.  The total payment under the Agreement stipulates $35,000 over a twelve week period. As of June 30, 2012, payments totaling $22,500 have been made, and $12,500 has been accrued.

On July 1, 2011, the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. (“Meyers Stevens”). The Statement of Work stipulates that Meyers Stevens will manufacture assays and supply a Data Package for the Company and will yield approximately 100 to 200 fully functional assay test devices for internal investigational use.  Estimated delivery of the assays is eight (8) weeks from the date of the Agreement for a total cost of $10,194. As of June 30, 2012, payments totaling $8,980 have been made, and $1,214 has been accrued.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month.

NOTE 9. PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 100,000,000 with a par value of $0.0001 per share.

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Hamburg Investment Company, LLC (“HIC”), whereby 100,000 shares of Preferred Stock would be issued to HIC for a purchase price of $1.00 per share, or $100,000.  As a result, $99,990 has been recorded to Preferred paid in capital.  In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HIC’s shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On June 17, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group LLC (“HCFG”), whereby 100,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $1.00 per share, or $100,000.  As a result, $99,990 has been recorded to Preferred paid in capital.  In connection with the issuance of Preferred Stock, the Company issued a warrant to convert 100% of HCFG’s shares of Preferred Stock to shares of Common Stock at an exercise price of $1.00 per share. The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On September 30, 2011, the Company entered into a Convertible Preferred Purchase Agreement with Huntington Chase Financial Group LLC (“HCFG”), whereby 10,000 shares of Preferred Stock would be issued to HCFG for a purchase price of $10.00 per share, or $100,000.  As a result, $99,999 has been recorded to Preferred paid in capital.  In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of HCFG’s shares of Preferred Stock to shares of Common Stock at an exercise price of $10.00 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On December 6, 2011, the Company entered into a Convertible Preferred Purchase Agreement with David Engert, (“Engert”) whereby 10,000 shares of Preferred Stock would be issued to Engert for a purchase price of $10.00 per share, or $100,000.  As a result, $99,999 has been recorded to Preferred paid in capital.  In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of Engert’s shares of Preferred Stock to shares of Common Stock at an exercise price of $10.00 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

On May 3, 2012, the Company entered into a Convertible Preferred Purchase Agreement with Donald Wachelka, (“Wachelka”) whereby 10,000 shares of Preferred Stock would be issued to Wachelka for a purchase price of $10.00 per share, or $100,000.  As a result, $99,999 has been recorded to Preferred paid in capital.  In connection with the issuance of Preferred Stock, the Company issued 200,000 warrants to purchase Common Stock of the Company, with a strike price of $1.50 per share for 24 months, and a warrant to convert 100% of Wachelka’s shares of Preferred Stock to shares of Common Stock at an exercise price of $10.00 per share.  The number of shares of common stock underlying the warrant and the exercise price are subject to adjustment within six months if the Company has reached certain financing levels.

As at June 30, 2012, 230,000 shares of preferred stock are issued and outstanding.

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

On January 11, 2011, pursuant to the Share Exchange Agreement, Amersey cancelled to treasury 28,000,000 shares of the Company’s common stock.

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

As of June 30, 2012 the Company has 28,020,000 common shares issued and outstanding.

NOTE 11.  EQUITY COMPENSATION PLAN

On October 1, 2010, the board of directors adopted the Company’s Stock Option Plan. The Company has reserved 3,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company’s board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. The Company has granted options to purchase a total of 1,950,000 shares. In connection with the options granted, a total of $281,250 has been recorded as deferred compensation, and is being amortized over a 12-18 month vesting period.   For the three month period ended June 30, 2012, the Company expensed $15,628 in deferred compensation. There remains $2,778 in deferred compensation to be expensed during the next quarter.

NOTE 12. INCOME TAX

Deferred tax assets consist of:

	June 30, 2012	December 31, 2011
Net operating loss carry forward	$1,179,209	$830,974
Start-up costs capitalized for tax purposes	-	-
Gross deferred tax assets	1,179,209	830,974
Valuation allowance	(1,179,209)	(830,974)
Net deferred tax assets	$-	$-

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

The Company has evaluated events and transactions that occurred between June 30, 2012, and the date the financial statements were available for issue, for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements except as noted below.

On July 11, 2012, the Company entered into a Consulting Agreement with Greg Suess (“Suess”) for advisory services provided to the Company.  As compensation for services rendered, valued at $5,000, Suess was afforded the opportunity to purchase 75,000 restricted shares of the Company’s common stock at a price of $0.001 per share.  Suess purchased the shares on July 24, 2012 for cash in the amount of $75.00. As a result, $5,000 was expensed in July, 2012.

During the period July 1, 2012 through August 14, 2012, the Company increased its loans from related parties by $11,058, from a total of $251,899 at June 30, 2012 to $262,957 at August 14, 2012. The increase represents accrued compensation owed to related parties in the amount of $11,058.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises.” A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At June 30, 2012, the Company has not yet commenced any operations.  All activity from April 12, 2010 (date of inception) through June 30, 2012 relates to the Company’s formation and continuing development.

Results of Operations

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

The following summary should be read in conjunction with our financial statements for the quarter ended June 30, 2012, which are included herein.

As a development stage company, we have not yet launched our major business operations.

					Inception (April 12, 2010) to June 30, 2012
	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	$119,604	$134,320	$249,288	$206,304	$730,998

Depreciation and amortization	$43,839	$83,331	$98,256	$206,598	$447,423

Net (loss)	$(163,788)	$(217,651)	$(348,234)	$(412,902)	$(1,179,209)

Net cash provided by (used in) operating activities.  During the three months ended June 30, 2012, net cash (used in) operating activities was ($72,290) compared with net cash (used in) operating activities of ($43,885) for the three months ended June 30, 2011.  The increase in net cash (used in) operating activities of ($28,405) for the three months ended June 30, 2012 was primarily attributable to an increase in general and administrative expenses of $53,862, an increase in depreciation expense of $3,209, a decrease in amortization of stock compensation in the amount of $42,701, a decrease in accounts payable and accrued expenses of $45,590, and an increase in related party payables of $2,815.

During the six months ended June 30, 2012, net cash (used in) operating activities was ($154,852) compared with net cash provided by operating activities of $10,787 for the six months ended June 30, 2011.  The increase in net cash (used in) operating activities of ($165,639) for the six months ended June 30, 2012 was primarily attributable to a decrease in general and administrative expenses of $64,667, an increase in depreciation expense of $8,660, a decrease in amortization of intangible assets of $25,002, a decrease in amortization of stock compensation in the amount of $117,002, a decrease in accounts payable and accrued expenses of $56,760, and a decrease in related party payables of $40,202.

Net cash provided by (used in) investing activities.  During the three months ended June 30, 2012, net cash (used in) investing activities increased to ($2,186) compared with none for the three months ended June 30, 2011.  The increase in net cash (used in) investing activities of $2,186 was the result of an increase in property, plant and equipment in the current period of $2,186 versus none in the same period last year.

During the six months ended June 30, 2012, net cash (used in) investing activities decreased to ($4,370) compared with ($1,500,000) for the six months ended June 30, 2011.  The decrease in net cash used in investing activities of $1,495,630 was the result of a one-time increase in intangible assets as of June 30, 2011 of $1,500,000 resulting from the Assignment and License Agreements entered into in September, 2010, compared to none in the current period; and an increase in property, plant and equipment in the current period of $4,370, versus none in the same period last year.

Net cash provided by (used in) financing activities. During the three months ended June 30, 2012, net cash provided by financing activities decreased to $100,000, compared with net cash provided by financing activities of $164,000 for the three months ended June 30, 2011. The decrease of $64,000 was a result of a decrease in related party loans of $14,000, a decrease in Preferred Stock and related capital of $100,000, due to Preferred stock sales for the current period of $100,000, versus $200,000 for the same period last year, and a decrease in subscriptions receivable of $50,000.

During the six months ended June 30, 2012, net cash provided by financing activities decreased to $95,500, compared with net cash provided by financing activities of $1,609,489 for the six months ended June 30, 2011. The decrease of $1,513,989 was a result of a decrease in notes and loans payable of $18,500, a one-time increase in deferred revenue as of June 30, 2011 of $1,500,000; compared to none in the current period; an (increase) in deferred compensation as of June 30, 2011 of ($281,250), compared to none in the current period; an increase in common stock valued at $700 due to the cancellation of shares during the quarter ended June 30, 2011, versus none in the current period; a decrease in Preferred Stock and related capital of $100,000, due to Preferred stock sales for the current period of $100,000, versus $200,000 for the same period last year, and a decrease in subscriptions receivable of $50,000; and a decrease in paid in capital of $227,439, due to paid in capital related to merger of $227,439 as of June 30, 2011, compared to none in the current period;

General and Administrative Expenses.   General and administrative expenses decreased by $14,716 to $119,604 for the three months ended June 30, 2012, compared to $134,320 for the three months ended June 30, 2011. The decrease was primarily due to a decrease in legal and accounting fees of $35,744, a decrease in management fees of $11,665, an increase in executive compensation and related taxes and benefits of $14,342, an increase in travel, entertainment and promotion of $9,484 and an increase in other general office expenses of $8,867.

General and administrative expenses increased by $36,475 to $249,288 for the six months ended June 30, 2012, compared to $206,304 for the six months ended June 30, 2011. The increase was primarily due to a decrease in legal and accounting fees of $30,736, an increase in management fees of $30,835, an increase in executive compensation and related taxes and benefits of $17,101, an increase in travel, entertainment and promotion of $14,254 and an increase in other general office expenses of $11,530.

General and Administrative Expenses	For the three months ended		For the six months ended
	June 30,		June 30,		Variances
	2012	2011	2012	2011	3-month	6-month

Legal & accounting	$8,744	$27,000	$6,005	$36,741	$(35,744)	$(30,736)
Management fees	47,500	59,165	100,000	69,165	(11,665)	30,835
Executive compensation	56,250	42,308	103,846	91,538	13,942	12,308
Employer/employee taxes & benefits	4,795	4,395	12,056	7,263	400	4,793
Travel, entertainment and promotion	10,872	1,388	15,642	1,388	9,484	14,254
Office supplies and miscellaneous expenses	8,931	64	11,739	209	8,867	11,530
Total General and Administrative Expenses	$119,604	$134,320	$249,288	$206,304	$(14,716)	$42,984

Depreciation and Amortization. Depreciation and amortization was $43,839 for the three months ended June 30, 2012, compared to $83,331 for the three months ended June 30, 2011, resulting in a decrease of $39,492. The decrease is primarily due to a decrease in deferred compensation expense of $42,701, resulting from stock options fully expensed during the six month period ending June 30, 2012; and an increase in depreciation expense of $3,209 resulting from an increase in property, plant and equipment in the current period, versus none for the same period last year.

Depreciation and amortization was $98,256 for the six months ended June 30, 2012, compared to $206,598 for the six months ended June 30, 2011, resulting in a decrease of $108,342. The decrease is primarily due to an initial stock option valuation expense of $98,265 for the six months ended June 30, 2011, versus none in expense for the same period in the current year; a decrease in deferred compensation expense of $18,737, resulting from stock options fully expensed during the six month period ending June 30, 2012; and an increase in depreciation expense of $8,660 resulting from an increase in property, plant and equipment in the current period, versus none for the same period last year.

Net Income (loss). We had a net (loss) of $163,788 for the three months ended June 30, 2012, as compared to a net (loss) of $217,651 for the three months ended June 30, 2011.  The decrease in net (loss) is primarily attributable to a decrease in amortization of deferred compensation expense.

We had a net (loss) of $348,234 for the six months ended June 30, 2012, as compared to a net (loss) of $412,902 for the three months ended June 30, 2011.  The decrease in net (loss) is primarily attributable to a decrease in amortization of deferred compensation expense.

Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Liquidity and Capital Resources

Working Capital	At June 30,	At December, 31	Increase
	2012	2011	(Decrease)
Current Assets	$72,344	$136,066	$(63,722)
Current Liabilities	515,903	276,776	239,127
Working Capital (Deficit)	$(443,559)	$(140,710)	$(302,849)

Cash Flows	For the six months ended
	June 30,
	2012	2011
Net Cash Provided by (Used in) Operating Activities	$(154,852)	$10.787
Net Cash Provided by (Used in) Investing Activities	(4,370)	(1,500,000)
Net Cash Provided by (Used in) Financing Activities	95,500	1,609,489
Increase (Decrease) in Cash	$(63,722)	$120,276

Liquidity and Capital Resources

We are a development stage company focused on developing our business in the bio-medical sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in the bio-medical field. We have not earned any revenue.

As of June 30, 2012, we had cash on hand of $72,344, compared to $136,066 as of December 31, 2011.  We had a working capital deficit of ($443,559) as of June 30, 2012, compared to a working capital deficit of ($140,710) as of December 31, 2011.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December, 2012.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We anticipate that we will require a minimum of $2,000,000 to fund our continued operations for the next twelve months.

We have incurred losses of $1,179,209 since inception. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

As at June 30, 2012, affiliates and related parties are due a total of $251,899, which is comprised of $14,000 cash loans, $228,558 of accrued compensation to officers of the Company, and $9,342 due to related parties for reimbursable expenses.  During the three months ended June 30, 2012, unpaid compensation increased by $35,596.

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

Net Income (Loss) Per Common Share

Our company calculates net income (loss) per share as required by ASC 450-10, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

Parallax Diagnostics, Inc.

Dated: August 14, 2012	By:	/s/ J. Michael Redmond
J. Michael Redmond
CEO, President, and Director

Parallax Diagnostics, Inc.

Dated: August 14,, 2012	By:	/s/ Norman A. Kunin
Norman A. Kunin
Chief Financial Officer